Form 10-Q
period 2022-09-30
HAWTHORN BANCSHARES, INC.
filed 2022-11-10
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2022
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 10, 2022, the registrant had 6,768,581 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash and due from banks	$15,081	$17,287
Federal funds sold	46	7,122
Other interest-bearing deposits	26,259	135,500
Cash and cash equivalents	41,386	159,909
Certificates of deposit in other banks	4,195	5,193
Available-for-sale debt securities, at fair value	245,155	310,870
Other investments	5,361	5,408
Total investment securities	250,516	316,278
Loans held for investment	1,491,997	1,302,133
Allowance for loan losses	(15,505)	(16,903)
Net loans	1,476,492	1,285,230
Loans held for sale, at lower of cost or fair value	913	2,249
Premises and equipment - net	33,334	32,719
Mortgage servicing rights, at fair value	2,906	2,659
Other real estate owned - net	9,210	10,525
Accrued interest receivable	7,048	6,621
Cash surrender value - life insurance	2,553	2,509
Other assets	19,045	7,658
Total assets	$1,847,598	$1,831,550
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$498,653	$453,066
Savings, interest checking and money market	825,593	818,358
Time deposits $250,000 and over	110,859	69,075
Other time deposits	157,693	176,321
Total deposits	1,592,798	1,516,820
Federal funds purchased and securities sold under agreements to repurchase	5,890	23,829
Federal Home Loan Bank advances and other borrowings	73,000	77,418
Subordinated notes	49,486	49,486
Operating lease liabilities	1,610	1,837
Accrued interest payable	565	282
Other liabilities	8,844	12,922
Total liabilities	1,732,193	1,682,594
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,284,151 and 7,023,821 shares, respectively	7,284	7,024
Surplus	71,042	64,437
Retained earnings	88,214	82,300
Accumulated other comprehensive (loss) income, net of tax	(40,145)	3,293
Treasury stock; 515,570, and 406,846 shares, at cost, respectively	(10,990)	(8,098)
Total stockholders’ equity	115,405	148,956
Total liabilities and stockholders’ equity	$1,847,598	$1,831,550
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
INTEREST INCOME
Interest and fees on loans	$16,328	$15,448	$44,831	$44,311
Interest and fees on loans held for sale	23	24	69	79
Interest on investment securities:
Taxable	781	679	2,361	2,057
Nontaxable	621	493	1,822	1,114
Federal funds sold	—	1	5	6
Other interest-bearing deposits and certificates of deposit in other banks	76	78	179	263
Dividends on other investments	64	81	204	246
Total interest income	17,893	16,804	49,471	48,076
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	1,382	280	2,275	865
Time deposit accounts $250,000 and over	345	117	588	473
Time deposits	239	320	709	1,139
Total interest expense on deposits	1,966	717	3,572	2,477
Interest on federal funds purchased and securities sold under agreements to repurchase	13	19	32	72
Interest on Federal Home Loan Bank advances	277	383	778	1,164
Interest on subordinated notes	570	305	1,316	921
Total interest expense on borrowings	860	707	2,126	2,157
Total interest expense	2,826	1,424	5,698	4,634
Net interest income	15,067	15,380	43,773	43,442
Provision for (release of) loan losses	300	300	(1,000)	700
Net interest income after provision for (release of) loan losses	14,767	15,080	44,773	42,742
NON-INTEREST INCOME
Service charges and other fees	693	782	2,322	2,285
Bank card income and fees	1,030	1,043	3,054	2,925
Trust department income	287	308	924	910
Real estate servicing fees, net	383	71	861	495
Gain on sale of mortgage loans, net	628	1,369	2,322	5,881
Other	464	203	1,376	514
Total non-interest income	3,485	3,776	10,859	13,010
Investment securities gains (losses), net	1	126	(12)	140
NON-INTEREST EXPENSE
Salaries and employee benefits	6,750	6,665	20,251	20,766
Occupancy expense, net	789	808	2,339	2,298
Furniture and equipment expense	774	787	2,301	2,284
Processing, network, and bank card expense	1,261	1,288	3,545	3,520
Legal, examination, and professional fees	395	357	1,210	1,146
Advertising and promotion	430	310	1,027	862
Postage, printing, and supplies	237	218	653	608
Loan expense	123	209	426	612
Other	1,436	1,127	4,210	3,295
Total non-interest expense	12,195	11,769	35,962	35,391
Income before income taxes	6,058	7,213	19,658	20,501
Income tax expense	1,131	1,417	3,633	3,974
Net income	$4,927	$5,796	$16,025	$16,527
Basic earnings per share	$0.73	$0.84	$2.36	$2.40
Diluted earnings per share	$0.73	$0.84	$2.36	$2.40
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net income	$4,927	$5,796	$16,025	$16,527
Other comprehensive (loss) income, net of tax
Investment securities available-for-sale:
Change in unrealized losses on investment securities available-for-sale, net of tax	(12,430)	(2,192)	(43,438)	(3,222)
Adjustment for gains on sale of investment securities, net of tax	—	(93)	—	(95)
Defined benefit pension plans:
Amortization of prior service cost included in net periodic pension cost, net of tax	—	72	—	217
Total other comprehensive loss	(12,430)	(2,213)	(43,438)	(3,100)
Total comprehensive (loss) income	$(7,503)	$3,583	$(27,413)	$13,427

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended September 30, 2022 and 2021
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2022	$7,024	$71,302	$84,437	$(27,715)	$(10,990)	$124,058
Net income	—	—	4,927	—	—	4,927
Other comprehensive loss	—	—	—	(12,430)	—	(12,430)
Purchase of treasury stock	—	—	—	—	—	—
Stock dividend	260	(260)	—	—	—	—
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,150)	—	—	(1,150)
Balance, September 30, 2022	$7,284	$71,042	$88,214	$(40,145)	$(10,990)	$115,405

Balance, June 30, 2021	$6,769	$64,692	$72,499	$641	$(8,098)	$136,503
Net income	—	—	5,796	—	—	5,796
Other comprehensive loss	—	—	—	(2,213)	—	(2,213)
Stock dividend	255	(255)	—			—
Cash dividends declared, common stock ($0.15 per share)			(992)			(992)
Balance, September 30, 2021	$7,024	$64,437	$77,303	$(1,572)	$(8,098)	$139,094

	Nine Months Ended September 30, 2022 and 2021
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2021	$7,024	$64,437	$82,300	$3,293	$(8,098)	$148,956
Net income	—	—	16,025	—	—	16,025
Other comprehensive loss	—	—	—	(43,438)	—	(43,438)
Purchase of treasury stock	—	—	—	—	(2,892)	(2,892)
Stock dividend	260	6,605	(6,865)	—	—	—
Cash dividends declared, common stock ($0.49 per share)	—	—	(3,246)	—	—	(3,246)
Balance, September 30, 2022	$7,284	$71,042	$88,214	$(40,145)	$(10,990)	$115,405

Balance, December 31, 2020	$6,769	$59,307	$68,935	$1,528	$(5,950)	$130,589
Net income	—	—	16,527	—	—	16,527
Other comprehensive loss	—	—	—	(3,100)	—	(3,100)
Purchase of treasury stock					(2,148)	(2,148)
Stock dividend	255	5,130	(5,385)			—
Cash dividends declared, common stock ($0.43 per share)			(2,774)			(2,774)
Balance, September 30, 2021	$7,024	$64,437	$77,303	$(1,572)	$(8,098)	$139,094

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2022	2021
Cash flows from operating activities:
Net income	$16,025	$16,527
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for loan losses	(1,000)	700
Depreciation expense	1,615	1,727
Net amortization of investment securities, premiums, and discounts	1,086	1,337
Change in fair value of mortgage servicing rights	(186)	86
Investment securities (gains) losses, net	12	(140)
(Gain) losses on sales and dispositions of premises and equipment	(147)	8
Gain on sales and dispositions of other real estate	(2)	(25)
(Release of) provision for other real estate owned	(28)	97
Increase in accrued interest receivable	(427)	(928)
Increase in cash surrender value - life insurance	(44)	(44)
Decrease in other assets	155	694
Decrease in operating lease liabilities	(227)	(227)
Increase (decrease) in accrued interest payable	283	(529)
(Decrease) increase in other liabilities	(4,185)	64
Origination of mortgage loans held for sale	(72,563)	(161,244)
Proceeds from the sale of mortgage loans held for sale	76,110	167,289
Gain on sale of mortgage loans, net	(2,322)	(5,881)
Net cash provided by operating activities	14,155	19,511
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(245)	(245)
Proceeds from maturities of certificates of deposit in other banks	1,237	2,957
Net (increase) decrease in loans	(190,215)	4,121
Purchase of available-for-sale debt securities	(17,318)	(136,686)
Proceeds from maturities of available-for-sale debt securities	24,673	30,658
Proceeds from calls of available-for-sale debt securities	2,295	14,685
Proceeds from sales of available-for-sale debt securities	—	5,420
Purchases of FHLB stock	(8,103)	(330)
Proceeds from sales of FHLB stock	8,138	688
Purchases of premises and equipment	(2,433)	(425)
Proceeds from sales of premises and equipment	304	13
Proceeds from sales of other real estate and repossessed assets	1,348	747
Net cash used in investing activities	(180,319)	(78,397)
Cash flows from financing activities:
Net increase in demand deposits	45,587	79,134
Net increase (decrease) in interest-bearing transaction accounts	7,235	(30,743)
Net increase (decrease) in time deposits	23,156	(20,938)
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(17,939)	(17,711)
Repayment of FHLB advances and other borrowings	(195,962)	(13,181)
FHLB advances	191,544	—
Purchase of treasury stock	(2,892)	(2,148)
Cash dividends paid - common stock	(3,088)	(2,624)
Net cash provided by (used in) financing activities	47,641	(8,211)
Net decrease in cash and cash equivalents	(118,523)	(67,097)
Cash and cash equivalents, beginning of period	159,909	180,363
Cash and cash equivalents, end of period	$41,386	$113,266
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Nine Months Ended September 30,
(In thousands)	2022	2021
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,415	$5,163
Income taxes	$4,307	$4,729
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans net of (charge-offs)	$3	$142
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
(2) Loans and Allowance for Loan Losses
Loans
Major classifications within the Company’s held for investment loan portfolio at September 30, 2022 and December 31, 2021 is as follows:

(in thousands)	September 30, 2022	December 31, 2021
Commercial, financial, and agricultural(a)	$248,913	$217,214
Real estate construction − residential	25,243	27,920
Real estate construction − commercial	133,186	91,369
Real estate mortgage − residential	343,661	279,346
Real estate mortgage − commercial	717,192	663,256
Installment and other consumer	23,802	23,028
Total loans held for investment	$1,491,997	$1,302,133
(a)Includes $0.6 million and $8.4 million of Small Business Administration Paycheck Protection (PPP) loans, net as of September 30, 2022 and December 31, 2021, respectively.
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
primarily of the financing of automotive vehicles. At September 30, 2022, loans of $636.5 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.
Allowance for Loan Losses
The following table illustrates the changes in the allowance for loan losses by portfolio segment:

	Three Months Ended September 30, 2022
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$3,005	$66	$762	$2,747	$8,410	$312	$51	$15,353
Additions:
Provision for (release of ) loan losses	(124)	5	87	481	(414)	129	136	300
Deductions:
Loans charged off	46	—	—	—	(1)	146	—	191
Less recoveries on loans	(13)	—	—	(4)	(5)	(21)		(43)
Net loan charge-offs (recoveries)	33	—	—	(4)	(6)	125	—	148
Balance at end of period	$2,848	$71	$849	$3,232	$8,002	$316	$187	$15,505

	Three Months Ended September 30, 2021
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$5,336	$251	$495	$2,467	$9,915	$252	$19	$18,735
Additions:
Provision for (release of ) loan losses	(609)	(16)	(70)	216	780	59	(60)	300
Deductions:
Loans charged off	45	—	—	18	15	78		156
Less recoveries on loans	(19)	—	—	(8)	(1)	(22)		(50)
Net loan charge-offs (recoveries)	26	—	—	10	14	56	—	106
Balance at end of period	$4,701	$235	$425	$2,673	$10,681	$255	$(41)	$18,929

	Nine Months Ended September 30, 2022
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,717	$137	$588	$2,482	$10,662	$256	$61	$16,903
Additions:
Provision for (release of ) loan losses	188	(66)	261	723	(2,491)	259	126	(1,000)
Deductions:
Loans charged off	106	—	—	—	178	262	—	546
Less recoveries on loans	(49)	—	—	(27)	(9)	(63)	—	(148)
Net loan charge-offs (recoveries)	57	—	—	(27)	169	199	—	398
Balance at end of period	$2,848	$71	$849	$3,232	$8,002	$316	$187	$15,505

	Nine Months Ended September 30, 2021
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$5,121	$213	$475	$2,679	$9,354	$264	$7	$18,113
Additions:
Provision for (release of ) loan losses	(522)	9	(50)	(167)	1,368	110	(48)	700
Deductions:
Loans charged off	100	—	—	22	42	181		345
Less recoveries on loans	(202)	(13)	—	(183)	(1)	(62)		(461)
Net loan charge-offs (recoveries)	(102)	(13)	—	(161)	41	119	—	(116)
Balance at end of period	$4,701	$235	$425	$2,673	$10,681	$255	$(41)	$18,929

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
The funding of $88.4 million and $47.5 million in SBA PPP loans during 2020 and 2021, respectively, required management to assess the methodology that would be adopted in regard to the allowance for loan losses applicable to these loans. Because the SBA PPP loans are expected to be mostly paid off within a year and carry a 100% credit guarantee from the SBA, management determined that no allowance for loan losses was deemed necessary for these loans. At September 30, 2022, the net balance of the PPP loans totaled $0.6 million.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table illustrates the allowance for loan losses and recorded investment by portfolio segment:

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
September 30, 2022
Allowance for loan losses:
Individually evaluated for impairment	$43	$—	$11	$190	$57	$1	$—	$302
Collectively evaluated for impairment	2,805	71	838	3,042	7,945	315	187	15,203
Total	$2,848	$71	$849	$3,232	$8,002	$316	$187	$15,505
Loans outstanding:
Individually evaluated for impairment	$350	$—	$91	$2,181	$16,308	$6	$—	$18,936
Collectively evaluated for impairment	248,563	25,243	133,095	341,480	700,884	23,796	—	1,473,061
Total	$248,913	$25,243	$133,186	$343,661	$717,192	$23,802	$—	$1,491,997

December 31, 2021
Allowance for loan losses:
Individually evaluated for impairment	$42	$—	$13	$166	$2,815	$8	$—	$3,044
Collectively evaluated for impairment	2,675	137	575	2,316	7,847	248	61	13,859
Total	$2,717	$137	$588	$2,482	$10,662	$256	$61	$16,903
Loans outstanding:
Individually evaluated for impairment	$341	$—	$105	$2,391	$24,357	$60	$—	$27,254
Collectively evaluated for impairment	216,873	27,920	91,264	276,955	638,899	22,968	—	1,274,879
Total	$217,214	$27,920	$91,369	$279,346	$663,256	$23,028	$—	$1,302,133
Impaired Loans
Loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $18.9 million and $27.3 million at September 30, 2022 and December 31, 2021, respectively, and are comprised of loans on non-accrual status and loans which have been classified as troubled debt restructurings (TDRs).
The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals or internal evaluations, or by discounting the total expected future cash flows. At September 30, 2022, $15.9 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral compared to $24.2 million at December 31, 2021. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2022, $0.3 million of the Company’s allowance for loan losses was allocated to impaired loans totaling $18.9 million compared to $3.0 million of the Company’s allowance for loan losses allocated to impaired loans totaling $27.3 million at December 31, 2021. Management determined that $15.9 million, or 84%, of total impaired loans required no reserve allocation at September 30, 2022 compared to $16.6 million, or 61%, at December 31, 2021, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The categories of impaired loans at September 30, 2022 and December 31, 2021 are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Non-accrual loans	$17,348	$25,459
Performing TDRs	1,588	1,795
Total impaired loans	$18,936	$27,254
The following tables provide additional information about impaired loans at September 30, 2022 and December 31, 2021, respectively, segregated between loans for which an allowance has been provided and loans for which no allowance has been provided.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Specific Reserves
September 30, 2022
With no related allowance recorded:
Real estate mortgage − commercial	$15,898	$16,949	$—
Total	$15,898	$16,949	$—
With an allowance recorded:
Commercial, financial and agricultural	$350	$384	$43
Real estate construction − commercial	91	130	11
Real estate mortgage − residential	2,181	2,686	190
Real estate mortgage − commercial	410	496	57
Installment and other consumer	6	6	1
Total	$3,038	$3,702	$302
Total impaired loans	$18,936	$20,651	$302

(in thousands)	Recorded Investment	Unpaid Principal Balance	Specific Reserves
December 31, 2021
With no related allowance recorded:
Real estate mortgage − residential	$1,034	$1,152	$—
Real estate mortgage − commercial	15,593	16,057	—
Total	$16,627	$17,209	$—
With an allowance recorded:
Commercial, financial and agricultural	$341	$374	$42
Real estate construction − commercial	105	138	13
Real estate mortgage − residential	1,357	1,730	166
Real estate mortgage − commercial	8,764	9,142	2,815
Installment and other consumer	60	61	8
Total	$10,627	$11,445	$3,044
Total impaired loans	$27,254	$28,654	$3,044

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents by class, information related to the average recorded investment and interest income recognized on impaired loans during the periods indicated.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
(in thousands)	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended	Average Recorded Investment	Interest Recognized For the Period Ended
With no related allowance recorded:
Commercial, financial and agricultural	$—	$—	$1,517	$18	$—	$—	$1,703	$31
Real estate mortgage − residential	—	—	1,131	—	4	1	1,238	21
Real estate mortgage − commercial	15,937	—	9,376	—	15,752	—	9,411	—
Total	$15,937	$—	$12,024	$18	$15,756	$1	$12,352	$52
With an allowance recorded:
Commercial, financial and agricultural	$322	$3	$5,295	$5	$328	$8	$5,409	$19
Real estate construction − residential	—	—	—	—	—	—	63	—
Real estate construction − commercial	93	15	109	—	95	45	139	—
Real estate mortgage − residential	2,177	6	1,713	16	2,297	22	1,691	26
Real estate mortgage − commercial	414	—	16,102	7	422	1	16,111	21
Installment and other consumer	99	—	55	—	118	—	63	3
Total	$3,105	$24	$23,274	$28	$3,260	$76	$23,476	$69
Total impaired loans	$19,042	$24	$35,298	$46	$19,016	$77	$35,828	$121
The recorded investment varies from the unpaid principal balance primarily due to partial charge-offs taken as a result of from current appraisals received. The amount recognized as interest income on impaired loans continuing to accrue interest, primarily related to TDRs, was $24,000 and $77,000 for the three and nine months ended September 30, 2022, respectively, compared to $46,000 and $121,000 for the three and nine months ended September 30, 2021, respectively. The average recorded investment in impaired loans is calculated on a monthly basis during the periods reported.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2022 and December 31, 2021.

(in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
September 30, 2022
Commercial, Financial, and Agricultural	$248,707	$33	$—	$173	$248,913
Real estate construction − residential	25,243	—	—	—	25,243
Real estate construction − commercial	133,095	—	—	91	133,186
Real estate mortgage − residential	342,357	221	—	1,083	343,661
Real estate mortgage − commercial	700,960	237	—	15,995	717,192
Installment and Other Consumer	23,720	76	—	6	23,802
Total	$1,474,082	$567	$—	$17,348	$1,491,997

December 31, 2021
Commercial, Financial, and Agricultural	$217,058	$3	$—	$153	$217,214
Real estate construction − residential	27,920	—	—	—	27,920
Real estate construction − commercial	91,264	—	—	105	91,369
Real estate mortgage − residential	277,532	671	14	1,129	279,346
Real estate mortgage − commercial	638,982	245	—	24,029	663,256
Installment and Other Consumer	22,848	137	—	43	23,028
Total	$1,275,604	$1,056	$14	$25,459	$1,302,133
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the risk categories by class at September 30, 2022 and December 31, 2021.

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At September 30, 2022
Watch	$8,035	$—	$2,269	$6,447	$47,953	$—	$64,704
Substandard	7,064	—	3,358	513	2,130	—	13,065
Performing TDRs	177	—	—	1,098	313	—	1,588
Non-accrual loans	173	—	91	1,083	15,995	6	17,348
Total	$15,449	$—	$5,718	$9,141	$66,391	$6	$96,705

At December 31, 2021
Watch	$9,219	$—	$4,304	$12,185	$43,348	$—	$69,056
Substandard	6,284	—	2,673	750	2,305	—	12,012
Performing TDRs	188	—	—	1,262	328	17	1,795
Non-accrual loans	153	—	105	1,129	24,029	43	25,459
Total	$15,844	$—	$7,082	$15,326	$70,010	$60	$108,322
Troubled Debt Restructurings
At September 30, 2022, loans classified as TDRs totaled $1.9 million, of which $0.3 million were classified as non-performing TDRs and $1.6 million were classified as performing TDRs. At December 31, 2021, loans classified as TDRs totaled $2.4 million, of which $0.6 million were classified as non-performing TDRs and $1.8 million were classified as performing TDRs. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $171,000 and $159,000 related to TDRs were allocated to the allowance for loan losses at September 30, 2022 and December 31, 2021, respectively.
The Company’s portfolio of loans classified as TDRs include concessions for the borrower given their financial condition such as applying interest rates below the current market rate, deferring principal payments, and extending maturity dates. There was one loan meeting the TDR criteria that was modified during the three and nine months ended September 30, 2022, respectively, compared to no loans during the three and nine months ended September 30, 2021, respectively. The Company considers a TDR to be in default when it is 90 days or more past due under the modified terms, a charge-off occurs, or it is in the process of foreclosure. There were no loans modified as a TDR that defaulted during the three and nine months ended September 30, 2022 and 2021, respectively, and within twelve months of their modification date.
Loans Held For Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. In the fourth quarter of 2021, the Company elected the fair value option for all newly originated long-term personal real estate loans held for sale. As of December 31, 2021, all loans held for sale were carried at fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. At September 30, 2022, the carrying amount of these loans was $0.9 million compared to $2.2 million at December 31, 2021.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans

	September 30,	December 31,
(in thousands)	2022	2021
Commercial	$—	$643
Real estate construction - commercial	10,094	10,166
Real estate mortgage - residential	86	117
Real estate mortgage - commercial	1,639	2,510
Repossessed assets	55	—
Total	$11,874	$13,436
Less valuation allowance for other real estate owned	(2,664)	(2,911)
Total other real estate owned and repossessed assets	$9,210	$10,525
Changes in the net carrying amount of other real estate owned and repossessed assets were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$11,819	$14,552	$13,436	$14,905
Additions net of (charge-offs)	55	112	3	142
Proceeds from sales	—	(423)	(1,348)	(747)
Charge-offs against the valuation allowance for other real estate owned, net	—	(470)	(219)	(554)
Net gain on sales	—	—	2	25
Total other real estate owned	11,874	13,771	11,874	13,771
Less valuation allowance for other real estate owned	(2,664)	(2,157)	(2,664)	(2,157)
Balance at end of period	$9,210	$11,614	$9,210	$11,614
At September 30, 2022, $0.2 million of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to $0.2 million of consumer mortgage loans at December 31, 2021.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$2,664	$2,614	$2,911	$2,614
Provision for other real estate owned	—	13	(28)	97
Charge-offs	—	(470)	(219)	(554)
Balance at end of period	$2,664	$2,157	$2,664	$2,157

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2022 and December 31, 2021 were as follows:

		Gross Unrealized
(in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
September 30, 2022
U.S. Treasury	$3,555	$—	$(49)	$3,506
U.S. government and federal agency obligations	592	—	(34)	558
U.S. government-sponsored enterprises	26,499	—	(2,896)	23,603
Obligations of states and political subdivisions	134,747	—	(32,591)	102,156
Mortgage-backed securities	120,977	7	(18,038)	102,946
Other debt securities (a)	11,825	—	(646)	11,179
Bank issued trust preferred securities (a)	1,486	—	(279)	1,207
Total available-for-sale securities	$299,681	$7	$(54,533)	$245,155

December 31, 2021
U.S. Treasury	$3,909	$11	$(3)	$3,917
U.S. government and federal agency obligations	1,314	5	—	1,319
U.S. government-sponsored enterprises	26,498	70	(196)	26,372
Obligations of states and political subdivisions	128,093	1,605	(474)	129,224
Mortgage-backed securities	137,286	791	(1,611)	136,466
Other debt securities (a)	11,825	482	(23)	12,284
Bank issued trust preferred securities (a)	1,486	—	(198)	1,288
Total available-for-sale securities	$310,411	$2,964	$(2,505)	$310,870
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
Debt securities with carrying values aggregating approximately $169.0 million and $275.4 million at September 30, 2022 and December 31, 2021, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2022, by contractual maturity are shown below. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$5,732	$5,675
Due after one year through five years	22,437	20,913
Due after five years through ten years	28,976	25,920
Due after ten years	121,559	89,701
Total	178,704	142,209
Mortgage-backed securities	120,977	102,946
Total available-for-sale securities	$299,681	$245,155
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent Bank (MIB) bankers bank stock, that do not have readily determinable fair values, are required for membership in those organizations.

(in thousands)	September 30, 2022	December 31, 2021
Other securities:
FHLB stock	$5,162	$5,197
MIB stock	151	151
Equity securities with readily determinable fair values	48	60
Total other investment securities	$5,361	$5,408

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021 were as follows:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
September 30, 2022
U.S. Treasury	$2,758	$(46)	$748	$(3)	$3,506	$(49)
U.S. government and federal agency obligations	558	(34)	—	—	558	(34)
U.S. government-sponsored enterprises	19,487	(2,012)	4,116	(884)	23,603	(2,896)
Obligations of states and political subdivisions	75,649	(20,664)	26,507	(11,927)	102,156	(32,591)
Mortgage-backed securities	60,397	(7,945)	41,998	(10,093)	102,395	(18,038)
Other debt securities	11,179	(646)	—	—	11,179	(646)
Bank issued trust preferred securities	—	—	1,207	(279)	1,207	(279)
Total	$170,028	$(31,347)	$74,576	$(23,186)	$244,604	$(54,533)

(in thousands)
December 31, 2021
U.S. Treasury	$1,758	$(3)	$—	$—	$1,758	$(3)
U.S. government-sponsored enterprises	18,304	(196)	—	—	18,304	(196)
Obligations of states and political subdivisions	39,221	(474)	—	—	39,221	(474)
Mortgage-backed securities	89,520	(1,579)	1,864	(32)	91,384	(1,611)
Other debt securities	3,802	(23)	—	—	3,802	(23)
Bank issued trust preferred securities	—	—	1,288	(198)	1,288	(198)
Total	$152,605	$(2,275)	$3,152	$(230)	$155,757	$(2,505)
The total available-for-sale portfolio consisted of approximately 444 securities at September 30, 2022. The portfolio included 438 securities having an aggregate fair value of $244.6 million that were in a loss position at September 30, 2022. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $74.6 million at fair value at September 30, 2022. The $54.5 million aggregate unrealized loss included in accumulated other comprehensive loss at September 30, 2022 was caused by interest rate fluctuations.
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
Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at September 30, 2022 and December 31, 2021, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings for the periods indicated:

	Three Months Ended June 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Investment securities gains (losses), net
Available-for-sale securities:
Gross realized gains	$—	$119	$—	$121
Gross realized losses	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	1	7	(12)	19
Investment securities gains (losses), net	$1	$126	$(12)	$140
(5) Intangible Assets
Mortgage Servicing Rights
At September 30, 2022, the Company was servicing approximately $247.6 million of loans sold to the secondary market compared to $270.0 million at December 31, 2021, and $277.1 million at September 30, 2021. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively.
The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$2,730	$2,775	$2,659	$2,445
Originated mortgage servicing rights	21	66	61	359
Changes in fair value:
Due to changes in model inputs and assumptions (1)	228	(13)	418	269
Other changes in fair value (2)	(73)	(110)	(232)	(355)
Total changes in fair value	155	(123)	186	(86)
Balance at end of period	$2,906	$2,718	$2,906	$2,718

(1)The change in fair value resulting from changes in valuation inputs or assumptions, reported in real estate servicing fees, net, used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)Other changes in fair value, reported in real estate servicing fees, net, reflect changes due to customer payments and passage of time.
The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of September 30, 2022 and 2021, respectively:

	Nine Months Ended September 30,
	2022	2021
Weighted average constant prepayment rate	7.30%	11.41%
Weighted average note rate	3.42%	3.38%
Weighted average discount rate	10.00%	8.00%
Weighted average expected life (in years)	6.98	6.03

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(6) Deposits
The table below represents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 and brokered deposits for the periods indicated.

(aggregate amounts in thousands)	September 30, 2022	December 31, 2021
Time deposits with balances > $250,000	$110,859	$69,075
Brokered deposits	$36,086	$20,202

(7) Federal Funds Purchased and Securities Sold under Agreements to Repurchase

(in thousands)	September 30, 2022	December 31, 2021
Federal funds purchased	$—	$—
Repurchase agreements	5,890	23,829
Total	$5,890	$23,829
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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and continuous	Less than 90 days	Greater than 90 days	Total
September 30, 2022
U.S. government-sponsored enterprises	$5,890	$—	$—	$5,890
Total	$5,890	$—	$—	$5,890

December 31, 2021
U.S. government-sponsored enterprises	$9,113	$—	$—	$9,113
Mortgage-backed securities	14,716	—	—	14,716
Total	$23,829	$—	$—	$23,829
(8) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of September 30, 2022, operating right of use (ROU) assets and liabilities were $1.6 million and $1.6 million, respectively. As of September 30, 2022, the weighted-average remaining lease term on these operating leases is approximately 5.9 years and the weighted-average discount rate used to measure the lease liabilities was approximately 4.0%.
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
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $93,000 and $280,000 for the three and nine months ended September 30, 2022, respectively, compared to $93,000 and $289,000 for the three and nine months ended September 30, 2021, respectively.
At adoption of Accounting Standards Update (ASU) 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments including rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $21,000 and $65,000 for the three and nine months ended September 30, 2022, respectively, compared to $24,000 and $56,000 for the three and nine months ended September 30, 2021, respectively.
The table below summarizes the maturity of remaining operating lease liabilities:

Lease payments due in:	Operating Lease
(in thousands)
2022 (excluding 9 months ended September 30, 2022)	$92
2023	367
2024	258
2025	257
2026	259
Thereafter	571
Total lease payments	1,804
Less imputed interest	(194)
Total lease liabilities, as reported	$1,610
(9) Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.7% and 18.5% for the three and nine months ended September 30, 2022, respectively, compared to 19.6% and 19.4% for the three and nine months ended September 30, 2021, respectively.
The decrease in the effective tax rate for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to the decrease in earnings and the benefit recorded pertaining to the historical tax credit. The decrease in the effective tax rate for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to the decrease in earnings and the benefit recorded pertaining to the historical tax credit. The effective tax rate for each of the three and nine months ended September 30, 2022 and 2021, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Included in the effective tax rate is a $13,000 and $40,000 benefit associated with a historic tax credit investment for the three and nine months ended September 30, 2022, respectively. The investment is expected to generate a $331,000 tax benefit over the life of the project and is being recognized under the deferral method of accounting.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of September 30, 2022. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the nine months ended September 30, 2022 and 2021, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.
(10) Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30, 2022
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$362	$2,931	$3,293
Other comprehensive loss, before reclassifications	(54,985)	—	(54,985)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive loss, before tax	(54,985)	—	(54,985)
Income tax benefit	11,547	—	11,547
Current period other comprehensive loss, net of tax	(43,438)	—	(43,438)
Balance at end of period	$(43,076)	$2,931	$(40,145)

	Nine Months Ended September 30, 2021
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$3,353	$(1,825)	$1,528
Other comprehensive (loss) income, before reclassifications	(4,105)	275	(3,830)
Amounts reclassified from accumulated other comprehensive (loss) income	(95)	—	(95)
Current period other comprehensive (loss) income, before tax	(4,200)	275	(3,925)
Income tax benefit (expense)	883	(58)	825
Current period other comprehensive (loss) income, net of tax	(3,317)	217	(3,100)
Balance at end of period	$36	$(1,608)	$(1,572)

(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.
(11) Employee Benefit Plans
Employee Benefits
Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Payroll taxes	$338	$310	$1,123	$1,102
Medical plans	426	436	1,368	1,405
401(k) match and profit sharing	411	513	1,206	1,456
Periodic pension cost	402	449	1,206	1,347
Other	20	3	32	10
Total employee benefits	$1,597	$1,711	$4,936	$5,320

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
The accrued liability relating to the SERP was $1.6 million as of September 30, 2022, and the expense for the three and nine months ended September 30, 2022 was $93,000 and $279,000, respectively, compared to $97,000 and 290,000, for the three and nine months ended September 30, 2021, respectively, and is recognized over the required service period.
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
Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension cost for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Service cost - benefits earned during the year	$373	$423	$1,118	$1,269
Interest costs on projected benefit obligations (a)	294	268	881	804
Expected return on plan assets (a)	(570)	(461)	(1,711)	(1,382)
Expected administrative expenses	29	26	89	78
Amortization of prior service cost (a)	—	—	—	—
Amortization of unrecognized net loss (a)	—	92	—	275
Net periodic pension cost	$125	$348	$376	$1,044

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
Presented below is a summary of the components used to calculate basic and diluted earnings per common share for the periods indicated, which have been restated to reflect all stock dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2022	2021	2022	2021
Basic earnings per share:
Net income available to shareholders	$4,927	$5,796	$16,025	$16,527
Average shares outstanding	6,768,581	6,877,305	6,800,309	6,877,435
Basic earnings per share	$0.73	$0.84	$2.36	$2.40
Diluted earnings per share:
Net income available to shareholders	$4,927	$5,796	$16,025	$16,527
Average shares outstanding	6,768,581	6,877,305	6,800,309	6,877,435
Diluted earnings per share	$0.73	0.84	$2.36	$2.40
Repurchase Program
The Company's 2019 Repurchase Plan was amended during the second quarter of 2021 to authorize the purchase of up to an additional $5.0 million in market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases.
The Company repurchased 108,724 common shares under the plan during the nine months ended September 30, 2022, at an average cost of $26.60 per share totaling $2.9 million. As of September 30, 2022, $2.1 million remained available for share repurchases pursuant to the plan.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Assets:
U.S. Treasury	$3,506	$3,506	$—	$—
U.S. government and federal agency obligations	558	—	558	—
U.S. government-sponsored enterprises	23,603	—	23,603	—
Obligations of states and political subdivisions	102,156	—	102,156	—
Mortgage-backed securities	102,946	—	102,946	—
Other debt securities	11,179	—	11,179	—
Bank-issued trust preferred securities	1,207	—	1,207	—
Equity securities	48	48	—	—
Interest rate lock commitments	10	—	—	10
Forward sale commitments	35	—	35	—
Loans held for sale	913	—	913	—
Mortgage servicing rights	2,906	—	—	2,906
Total	$249,067	$3,554	$242,597	$2,916
Liabilities:
Interest rate lock commitments	$76	$—	$—	$76
Total	$76	$—	$—	$76

December 31, 2021
Assets:
U.S. Treasury	$3,917	$3,917	$—	$—
U.S. government and federal agency obligations	1,319	—	1,319	—
U.S. government-sponsored enterprises	26,372	—	26,372	—
Obligations of states and political subdivisions	129,224	—	129,224	—
Mortgage-backed securities	136,466	—	136,466	—
Other debt securities	12,284	—	12,284	—
Bank-issued trust preferred securities	1,288	—	1,288	—
Equity securities	60	60	—	—
Interest rate lock commitments	312	—	—	312
Forward sale commitments	12	—	12	—
Loans held for sale	2,249	—	2,249	—
Mortgage servicing rights	2,659	—	—	2,659
Total	$316,162	$3,977	$309,214	$2,971
Liabilities:
Interest rate lock commitments	$26	$—	$—	$26
Total	$26	$—	$—	$26

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows for the periods indicated:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Balance at beginning of period	$2,659	$2,445	$286	$—
Total gains or (losses) (realized/unrealized):
Included in earnings	186	(86)	(22)	—
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	(474)	—
Issues	61	359	144	—
Settlements	—	—	—	—
Balance at end of period	$2,906	$2,718	$(66)	$—
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral Dependent Impaired Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff trained to perform in-house evaluations and also to review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2022, the Company identified $15.9 million in collateral-dependent impaired loans that required no specific allowance for loan losses. Related to these loans, there were $61,000 and $86,000 in charge-offs recorded during the three and nine months ended September 30, 2022, respectively. As of September 30, 2021, the Company identified $31.2 million in collateral-dependent impaired loans that had specific allowances for losses aggregating $4.7 million. Related to these loans, there were $33,000 and $69,000 in charge-offs recorded during the three and nine months ended September 30, 2021, respectively.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, Total Gains (Losses)*	Nine Months Ended September 30, Total Gains (Losses)*
September 30, 2022
Assets:
Collateral dependent impaired loans:
Real estate mortgage - commercial	$15,898	$—	$—	$15,898	$(23)	$(48)
Installment and other consumer	—	—	—	—	(38)	(38)
Total	$15,898	$—	$—	$15,898	$(61)	$(86)
Other real estate and repossessed assets	$9,210	$—	$—	$9,210	$—	$(22)

September 30, 2021
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$3,960	$—	$—	$3,960	$—	$—
Real estate mortgage - residential	324	—	—	324	(18)	(22)
Real estate mortgage - commercial	22,266	—	—	22,266	(15)	(41)
Installment and other consumer	—	—	—	—	—	(6)
Total	$26,550	$—	$—	$26,550	$(33)	$(69)
Other real estate and repossessed assets	$11,614	$—	$—	$11,614	$(12)	$(71)

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021 is as follows:

			September 30, 2022
			Fair Value Measurements
	September 30, 2022		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$15,081	$15,081	$15,081	$—	$—
Federal funds sold and overnight interest-bearing deposits	26,305	26,305	26,305	—	—
Certificates of deposit in other banks	4,195	4,195	4,195	—	—
Available-for-sale securities	245,155	245,155	3,506	241,649	—
Other investment securities	5,361	5,361	48	5,313	—
Loans, net	1,476,492	1,424,475	—	—	1,424,475
Loans held for sale	913	913	—	913	—
Cash surrender value - life insurance	2,553	2,553	—	2,553	—
Interest rate lock commitments	10	10	—	—	10
Forward sale commitments	35	35	—	35	—
Accrued interest receivable	7,048	7,048	7,048	—	—
Total	$1,783,148	$1,731,131	$56,183	$250,463	$1,424,485
Liabilities:
Deposits:
Non-interest bearing demand	$498,653	$498,653	$498,653	$—	$—
Savings, interest checking and money market	825,593	825,593	825,593	—	—
Time deposits	268,552	264,472	—	—	264,472
Federal funds purchased and securities sold under agreements to repurchase	5,890	5,890	5,890	—	—
Federal Home Loan Bank advances and other borrowings	73,000	73,000	—	73,000	—
Subordinated notes	49,486	40,187	—	40,187	—
Interest rate lock commitments	76	76	—	—	76
Accrued interest payable	565	565	565	—	—
Total	$1,721,815	$1,708,436	$1,330,701	$113,187	$264,548

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
The Company’s extent of involvement and maximum potential exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At September 30, 2022, no amounts have been accrued for any estimated losses for these financial instruments.
The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

(in thousands)	September 30, 2022	December 31, 2021
Commitments to extend credit	$362,569	$396,958
Interest rate lock commitments	6,520	16,161
Forward sale commitments	923	2,199
Standby letters of credit	56,240	35,514
Total	$426,252	$450,832
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at September 30, 2022.
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

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the Bank), the Company, with $1.8 billion in assets at September 30, 2022, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (SBA) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.
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
The Bank is a full-service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, residential real estate loans, single payment personal loans, installment loans and credit card accounts. In addition, the Bank provides trust services.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
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

	The Three Months Ended
(Dollars in thousands, except per share data)	September 30, 2022	June 30, 2022	September 30, 2021
Net interest income	$15,067	$14,561	$15,380
Provision for loan losses	300	1,200	300
Non-interest income	3,485	3,648	3,776
Investment securities gains (losses), net	1	(9)	126
Non-interest expense	12,195	11,540	11,769
Income before income taxes	6,058	5,460	7,213
Income tax expense	1,131	971	1,417
Net income	$4,927	$4,489	$5,796
Basic earnings per share	$0.73	$0.66	$0.84
Diluted earnings per share	$0.73	$0.66	$0.84
Efficiency ratio (1)	65.73%	63.38%	61.44%
Net interest spread	3.28%	3.47%	3.62%
Net interest margin	3.56%	3.64%	3.78%

		Nine Months Ended
		September 30,
(Dollars in thousands, except per share data)		2022	2021
Net interest income		$43,773	$43,442
(Release of) provision for loan losses		(1,000)	700
Non-interest income		10,859	13,010
Investment securities (losses) gains, net		(12)	140
Non-interest expense		35,962	35,391
Income before income taxes		19,658	20,501
Income tax expense		3,633	3,974
Net income		$16,025	$16,527
Basic earnings per share		$2.36	$2.40
Diluted earnings per share		$2.36	$2.40
Efficiency ratio (1)		65.83%	62.69%
Net interest spread		3.36%	3.43%
Net interest margin		3.57%	3.60%
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.

	The Three Months Ended			As of and for the Nine months ended
	September 30, 2022	June 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Key financial ratios
Book value per share	$16.97	$18.20	$20.22
Market price per share	$21.86	$25.49	$22.27
Cash dividends paid on common stock	$1,105	$990	$954	$3,088	$2,624
Return on total assets	1.08%	1.04%	1.33%	1.21%	1.28%
Return on stockholders' equity	15.30%	14.00%	16.49%	16.00%	16.37%
Average stockholders' equity to total assets	7.06%	7.40%	8.05%	7.55%	7.82%

Capital Ratios
Stockholders' equity to assets	6.25%	6.93%	8.00%
Total risk-based capital ratio	13.84%	13.97%	15.01%
Tier 1 risk-based capital ratio	12.25%	12.53%	13.64%
Common equity Tier 1 capital	9.82%	9.85%	10.26%
Tier 1 leverage ratio (1)	10.60%	10.98%	10.82%

Asset Quality
Net-charge-offs (recoveries)	$148	$126	$106	$398	$(116)
Non-performing loans	$17,348	$17,817	$32,835
Classified assets	$96,705	$99,200	$111,697
Non-performing loans to total loans	1.16%	1.25%	2.56%
Non-performing assets to total assets	1.44%	1.51%	2.56%
Allowance for loan losses to total loans	1.04%	1.08%	1.48%
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets
Results of Operations Highlights
Consolidated net income of $4.9 million for the third quarter 2022 increased $0.4 million, or 9.8%, compared to the second quarter 2022 ("linked quarter") and decreased $0.9 million, or 15.0%, from the third quarter 2021 (the "prior year quarter"). Earnings per diluted share were $0.73 for the third quarter 2022 compared to $0.66 and $0.84 for the linked quarter and prior year quarter, respectively. For the third quarter 2022, the return on average assets was 1.08%, the return on average stockholders’ equity was 15.30%, and the efficiency ratio was 65.7%.
Consolidated net income of $16.0 million, or $2.36 per diluted share, for the nine months ended September 30, 2022 decreased $0.5 million, or 3.0%, compared to $16.5 million, or $2.40 per diluted share, for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, the return on average assets was 1.21%, the return on average stockholders’ equity was 16.00%, and the efficiency ratio was 65.8%.
Net interest income of $15.1 million for the third quarter 2022 increased $0.5 million from the linked quarter, and decreased $0.3 million from the prior year quarter. Net interest margin, on a fully taxable equivalent basis ("FTE") basis, was 3.56% for the third quarter, a decrease from 3.64% and 3.78% for the linked quarter and the prior year quarter, respectively.
Net interest income of $43.8 million for the nine months ended September 30, 2022 increased $0.3 million compared to $43.4 million for the nine months ended September 30, 2021. Net interest margin, on a fully taxable equivalent basis ("FTE") basis, was 3.57% for the nine months ended September 30, 2022, a decrease from 3.60% for the nine months ended September 30, 2021. These changes are discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis section below.
Non-interest income for the third quarter 2022 was $3.5 million, a decrease of $0.2 million, or 4.5%, from the linked quarter, and a decrease of $0.3 million, or 7.7%, from the prior year quarter. The change in the current quarter compared to the prior year quarter was primarily due to the decrease in the gain on sale of real estate mortgages of $0.7 million, or 54.1%.
Non-interest income of $10.9 million for the nine months ended September 30, 2022 decreased $2.2 million, or 16.5%, compared to $13.0 million for the nine months ended September 30, 2021. The change was primarily due to the decrease in the gain on sale of real estate mortgages of $3.6 million, or 60.5%. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Non-interest expense for the third quarter 2022 was $12.2 million, an increase of $0.7 million, or 5.7%, from the linked quarter, and an increase of $0.4 million, or 3.6%, from the prior year quarter. The change in the current quarter compared to the linked quarter was primarily due to the increase in salary and benefits expenses, processing, network, and bankcard expense, and advertising and promotion expenses.
Non-interest expense for the nine months ended September 30, 2022 was $36.0 million, an increase of $0.6 million, or 1.6%, from the nine months ended September 30, 2021. The change was primarily due to the new software maintenance agreements and the change in the fair value adjustment for mortgage banking derivatives, partially offset by a decrease in salary and benefits and loan expense. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Balance Sheet Highlights
Loans – Loans held for investment increased by $64.2 million, or 4.5%, equal to $1.5 billion as of September 30, 2022 as compared to the end of the linked quarter. Year-over-year, loans held for investment grew $209.2 million, or 16.3%, from $1.3 billion as of September 30, 2021.
Asset quality – Non-performing loans totaled $17.3 million at September 30, 2022, a decrease of $0.5 million from $17.8 million at the end of the linked quarter, and a decrease of $15.5 million from $32.8 million at the end of the prior year quarter. The reduction in non-performing loans in the current quarter as compared to the prior year quarter was primarily due to three large non-accrual loan relationships returning to accrual status. The allowance for loan losses to total loans was 1.04% at September 30, 2022, compared to 1.30% at December 31, 2021 and 1.48% at September 30, 2021. These changes are discussed in greater detail under the Lending and Credit Management section below.
Deposits – Total deposits increased by $62.0 million, or 4.0%, equal to $1.6 billion as of September 30, 2022 as compared to the end of the linked quarter. Year-over-year deposits grew $181.7 million, or 12.9%, from $1.4 billion as of September 30, 2021.
Capital – Total shareholder’s equity was $115.4 million and the common equity to assets ratio was 6.25% at September 30, 2022 as compared to 6.93% and 8.00% at the end of the linked quarter and the prior year quarter, respectively. Regulatory capital ratios remain “well-capitalized,” with a tier 1 leverage ratio of 10.60% and a total risk-based capital ratio of 13.84% at September 30, 2022.
Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three and nine month periods ended September 30, 2022 and 2021, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended September 30, 2022
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2) (3)
Commercial	$245,877	$3,211	5.18%	$247,564	$4,575	7.33%
Real estate construction - residential	24,249	333	5.45	35,358	453	5.08
Real estate construction - commercial	127,594	1,522	4.73	75,081	885	4.68
Real estate mortgage - residential	323,158	3,581	4.40	270,464	2,863	4.20
Real estate mortgage - commercial	702,139	7,597	4.29	633,238	6,590	4.13
Installment and other consumer	23,738	206	3.44	24,363	242	3.94
Total loans	$1,446,755	$16,450	4.51%	$1,286,068	$15,608	4.81%
Loans held for sale	1,560	23	5.85	3,092	24	3.08
Investment securities:
U.S. Treasury	3,586	12	1.33	3,033	4	0.52
U.S. government and federal agency obligations	25,440	87	1.36	20,819	75	1.43
Obligations of states and political subdivisions	113,003	1,040	3.65	114,804	868	3.00
Mortgage-backed securities	111,616	493	1.75	130,659	443	1.35
Other debt securities	12,781	163	5.06	10,608	128	4.79
Total investment securities	266,426	1,795	2.67	279,923	1,518	2.15
Other investment securities	5,431	64	4.68	6,010	81	5.35
Federal funds sold	46	—	—	6,829	1	0.06
Interest bearing deposits in other financial institutions	15,462	76	1.95	84,825	78	0.36
Total interest earning assets	$1,735,680	$18,408	4.21%	$1,666,747	$17,310	4.12%
All other assets	88,159			84,269
Allowance for loan losses	(15,431)			(18,801)
Total assets	$1,808,408			$1,732,215
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$182,364	$16	0.03%	$161,308	$14	0.03%
NOW accounts	268,780	646	0.95	225,351	130	0.23
Interest checking	47,788	264	2.19	37,391	45	0.48
Money market	302,773	456	0.60	281,425	91	0.13
Time deposits	273,550	584	0.85	252,731	437	0.69
Total interest bearing deposits	$1,075,255	$1,966	0.73%	$958,206	$717	0.30%
Federal funds purchased and securities sold under agreements to repurchase	6,181	13	0.84	29,753	19	0.25
Federal Home Loan Bank advances and other borrowings	75,262	277	1.46	93,533	383	1.62
Subordinated notes	49,486	570	4.57	49,486	305	2.45
Total borrowings	130,929	860	2.61	172,772	707	1.62
Total interest bearing liabilities	$1,206,184	$2,826	0.93%	$1,130,978	$1,424	0.50%
Demand deposits	464,377			445,062
Other liabilities	10,100			16,723
Total liabilities	$1,680,661			$1,592,763
Stockholders' equity	127,747			139,452
Total liabilities and stockholders' equity	$1,808,408			$1,732,215
Net interest income (FTE)		$15,582			$15,886
Net interest spread			3.28%			3.62%
Net interest margin			3.56%			3.78%
(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended September 30, 2022 and 2021. Such adjustments totaled $0.5 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.
(3)Fees and costs on loans are included in interest income ($20,000 and $2.0 million of PPP fees were included in commercial loan income for the three months ended September 30, 2022 and 2021, respectively)

	Nine Months Ended September 30, 2022
	2022			2021
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2) (3)
Commercial	$233,076	$8,860	5.08%	$253,878	$11,732	6.18%
Real estate construction - residential	23,627	865	4.89	34,625	1,274	4.92
Real estate construction - commercial	110,540	3,683	4.45	77,115	2,676	4.64
Real estate mortgage - residential	300,518	9,461	4.21	264,699	8,546	4.32
Real estate mortgage - commercial	685,041	21,743	4.24	624,455	19,809	4.24
Installment and other consumer	22,987	614	3.57	25,044	750	4.00
Total loans	$1,375,789	$45,226	4.40%	$1,279,816	$44,787	4.68%
Loans held for sale	1,841	69	5.01	4,262	79	2.48
Investment securities:
U.S. Treasury	3,909	29	0.99	3,026	13	0.57
U.S. government and federal agency obligations	26,235	271	1.38	22,579	275	1.63
Obligations of states and political subdivisions	118,845	3,152	3.55	88,333	1,989	3.01
Mortgage-backed securities	120,806	1,503	1.66	125,813	1,249	1.33
Other debt securities	13,080	476	4.87	11,675	430	4.92
Total investment securities	282,875	5,431	2.57	251,426	3,956	2.10
Other investment securities	5,430	204	5.02	6,021	246	5.46
Federal funds sold	2,285	5	0.29	10,979	6	0.07
Interest bearing deposits in other financial institutions	34,210	179	0.70	108,021	263	0.33
Total interest earning assets	$1,702,430	$51,114	4.01%	$1,660,525	$49,337	3.97%
All other assets	85,993			84,682
Allowance for loan losses	(15,575)			(18,579)
Total assets	$1,772,848			$1,726,628
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$179,952	$45	0.03%	$153,730	$40	0.03%
NOW accounts	267,266	1,196	0.60	227,925	402	0.24
Interest checking	34,404	346	1.34	46,661	168	0.48
Money market	295,105	688	0.31	280,839	255	0.12
Time deposits	260,610	1,297	0.67	255,494	1,612	0.84
Total interest bearing deposits	$1,037,337	$3,572	0.46%	$964,649	$2,477	0.34%
Federal funds purchased and securities sold under agreements to repurchase	8,812	32	0.49	38,797	72	0.25
Federal Home Loan Bank advances and other borrowings	76,278	778	1.36	95,486	1,164	1.63
Subordinated notes	49,486	1,316	3.56	49,486	921	2.49
Total borrowings	134,576	2,126	2.11	183,769	2,157	1.57
Total interest bearing liabilities	$1,171,913	$5,698	0.65%	$1,148,418	$4,634	0.54%
Demand deposits	455,689			426,290
Other liabilities	11,339			16,953
Total liabilities	$1,638,941			$1,591,661
Stockholders' equity	133,907			134,967
Total liabilities and stockholders' equity	$1,772,848			$1,726,628
Net interest income (FTE)		$45,416			$44,703
Net interest spread			3.36%			3.43%
Net interest margin			3.57%			3.60%
(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the nine months ended September 30, 2022 and 2021. Such adjustments totaled $1.6 million and $1.3 million for the nine months ended September 30, 2022 and 2021, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.
(3)Fees and costs on loans are included in interest income ($0.4 million and $4.0 million of PPP fees were included in commercial loan income for the nine months ended September 30, 2022 and 2021, respectively).

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest-earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022 vs. 2021			2022 vs. 2021
		Change due to			Change due to
(in thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2) (3)
Commercial	$(1,364)	$(31)	$(1,333)	$(2,872)	$(908)	$(1,964)
Real estate construction - residential	(120)	(151)	31	(409)	(402)	(7)
Real estate construction - commercial	637	626	11	1007	1117	(110)
Real estate mortgage - residential	718	579	139	915	1133	(218)
Real estate mortgage - commercial	1,007	738	269	1,934	1921	13
Installment and other consumer	(36)	(6)	(30)	(136)	(59)	(77)
Loans held for sale	(1)	(16)	15	(10)	(61)	51
Investment securities:
U.S. Treasury	8	1	7	16	5	11
U.S. government and federal agency obligations	12	16	(4)	(4)	41	(45)
Obligations of states and political subdivisions	172	(14)	186	1,163	768	395
Mortgage-backed securities	50	(71)	121	254	(52)	306
Other debt securities	35	27	8	46	51	(5)
Other investment securities	(17)	(7)	(10)	(42)	(23)	(19)
Federal funds sold	(1)	(1)	—	(1)	(7)	6
Interest bearing deposits in other financial institutions	(2)	(106)	104	(84)	(260)	176
Total interest income	$1,098	$1,584	$(486)	$1,777	$3,264	$(1,487)
Interest expense:
Savings	$2	$2	$—	$5	$6	$(1)
NOW accounts	516	30	486	794	82	712
Interest checking	219	16	203	178	(54)	232
Money market	365	8	357	433	13	420
Time deposits	147	38	109	(315)	32	(347)
Federal funds purchased and securities sold under agreements to repurchase	(6)	(24)	18	(40)	(80)	40
Federal Home Loan Bank advances and other borrowings	(106)	(70)	(36)	(386)	(213)	(173)
Subordinated notes	265	—	265	395	—	395
Total interest expense	$1,402	$—	$1,402	$1,064	$(214)	$1,278
Net interest income on a fully taxable equivalent basis	$(304)	$1,584	$(1,888)	$713	$3,478	$(2,765)
(1)Interest income and yields are presented on a fully taxable equivalent basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three and nine months ended September 30, 2022 and 2021, respectively. Such adjustments totaled $0.5 million and $1.6 million for the three and nine months ended September 30, 2022 compared to $0.5 million and $1.3 million for the three and nine months ended September 30, 2021, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.
(3)Fees and costs on loans are included in interest income ($20,000 and $0.4 million of PPP fees were included in commercial loan income for the three and nine months ended September 30, 2022 compared to $2.0 million and $4.0 million for the nine months ended September 30, 2021, respectively).

Financial results for the quarter ended September 30, 2022 compared to the quarter ended September 30, 2021 reflected a decrease in net interest income, on a tax equivalent basis, of $0.3 million, or 1.9%, and the financial results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 reflected an increase of $0.7 million, or 1.6%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.56% for the quarter ended September 30, 2022 compared to 3.78% for the quarter ended September 30, 2021, and decreased to 3.57% for the nine months ended September 30, 2022 compared to 3.60% for the nine months ended September 30, 2021. Driving the decrease in net interest income in the quarter compared to the prior year quarter was higher interest expense for interest bearing liabilities, partially offset by higher interest income resulting from growth in loans of 12.5%. The significant loan growth more than offset the reduction in PPP fee income of $2.0 million from the prior year quarter. Driving the increase in net interest income for the current year compared to the prior year, on a year-to-date basis, was higher interest income resulting from growth in loans of 7.5%, and investment securities portfolio of 12.5%, partially offset by higher interest expense for interest bearing liabilities and a reduction of PPP fee income of $3.7 million.
Average interest-earning assets increased $68.9 million, or 4.1%, to $1.74 billion for the quarter ended September 30, 2022 compared to $1.67 billion for the quarter ended September 30, 2021, and average interest-bearing liabilities increased $75.2 million, or 6.6%, to $1.21 billion for the quarter ended September 30, 2022 compared to $1.13 billion for the quarter ended September 30, 2021.
Average interest-earning assets increased $41.9 million, or 2.5%, to $1.70 billion for the nine months ended September 30, 2022 compared to $1.66 billion for the nine months ended September 30, 2021, and average interest-bearing liabilities increased $23.5 million, or 2.0%, to $1.17 billion for the nine months ended September 30, 2022 compared to $1.15 billion for the nine months ended September 30, 2021.
Total interest income (expressed on a fully taxable equivalent basis) was $18.4 million and $51.1 million for the three and nine months ended September 30, 2022, respectively, compared to $17.3 million and $49.3 million for the three and nine months ended September 30, 2021, respectively. The Company’s rates earned on interest earning assets were 4.21% and 4.01% for the three and nine months ended September 30, 2022, respectively, compared to 4.12% and 3.97% for the three and nine months ended September 30, 2021, respectively.
Interest income on loans held for investment was $16.5 million and $45.2 million for the three and nine months ended September 30, 2022, respectively, compared to $15.6 million and $44.8 million for the three and nine months ended September 30, 2021, respectively.
Average loans outstanding increased $160.7 million, or 12.5%, to $1.45 billion for the quarter ended September 30, 2022 compared to $1.29 billion for the quarter ended September 30, 2021. The average yield on loans decreased to 4.51% for the quarter ended September 30, 2022 compared to 4.81% for the quarter ended September 30, 2021.
Average loans outstanding increased $96.0 million, or 7.5%, to $1.38 billion for the nine months ended September 30, 2022 compared to $1.28 billion for the nine months ended September 30, 2021. The average yield on loans decreased to 4.40% for the nine months ended September 30, 2022 compared to 4.68% for the nine months ended September 30, 2021. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $1.8 million and $5.4 million for the three and nine months ended September 30, 2022, respectively, compared to $1.5 million and $4.0 million for the three and nine months ended September 30, 2021, respectively.
Average securities decreased $13.5 million, or 4.8%, to $266.4 million for the quarter ended September 30, 2022 compared to $279.9 million for the quarter ended September 30, 2021. The average yield on securities increased to 2.67% for the quarter ended September 30, 2022 compared to 2.15% for the quarter ended September 30, 2021. See the Liquidity Management section for further discussion.
Average securities increased $31.4 million, or 12.5%, to $282.9 million for the nine months ended September 30, 2022 compared to $251.4 million for the nine months ended September 30, 2021. The average yield on securities increased to

2.57% for the nine months ended September 30, 2022 compared to 2.10% for the nine months ended September 30, 2021. See the Liquidity Management section for further discussion.
Total interest expense increased to $2.8 million for the quarter ended September 30, 2022 compared to $1.4 million for the quarter ended September 30, 2021, and increased to $5.7 million for the nine months ended September 30, 2022 compared to $4.6 million for the nine months ended September 30, 2021. The Company’s rates paid on interest bearing-liabilities were 0.93% and 0.65% for the three and nine months ended September 30, 2022, respectively, compared to 0.50% and 0.54% for the three and nine months ended September 30, 2021, respectively. See the Liquidity Management section for further discussion.
Interest expense on deposits increased to $2.0 million for the quarter ended September 30, 2022 compared to $0.7 million for the quarter ended September 30, 2021, and increased to $3.6 million for the nine months ended September 30, 2022 compared to $2.5 million for the nine months ended September 30, 2021.
Average interest-bearing deposits increased $117.0 million, or 12.2%, to $1.08 billion for the quarter ended September 30, 2022 compared to $0.96 billion for the quarter ended September 30, 2021. The average cost of deposits increased to 0.73% for the quarter ended September 30, 2022 compared to 0.30% for the quarter ended September 30, 2021.
Average interest-bearing deposits increased $72.7 million, or 7.5%, to $1.04 billion for the nine months ended September 30, 2022 compared to $0.96 billion for the nine months ended September 30, 2021. The average cost of deposits increased to 0.46% for the nine months ended September 30, 2022 compared to 0.34% for the nine months ended September 30, 2021.
Interest expense on borrowings increased to $0.9 million for the quarter ended September 30, 2022 compared to $0.7 million for the quarter ended September 30, 2021, and decreased to $2.1 million for the nine months ended September 30, 2022 compared to $2.2 million for the nine months ended September 30, 2021.
Average borrowings decreased to $130.9 million for the quarter ended September 30, 2022 compared to $172.8 million for the quarter ended September 30, 2021. The average cost of borrowings increased to 2.61% for the quarter ended September 30, 2022 compared to 1.62% for the quarter ended September 30, 2021. The increase in cost of funds primarily resulted from higher market interest rates.
Average borrowings decreased to $134.6 million for the nine months ended September 30, 2022 compared to $183.8 million for the nine months ended September 30, 2021. The average cost of borrowings increased to 2.11% for the nine months ended September 30, 2022 compared to 1.57% for the nine months ended September 30, 2021. The increase in cost of funds primarily resulted from higher market interest rates.

Non-interest Income and Expense
Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Non-interest income
Service charges and other fees	$693	$782	$(89)	(11.4)%	$2,322	$2,285	$37	1.6%
Bank card income and fees	1,030	1,043	(13)	(1.2)%	3,054	2,925	129	4.4%
Trust department income	287	308	(21)	(6.8)%	924	910	14	1.5%
Real estate servicing fees, net	383	71	312	439.4%	861	495	366	73.9%
Gain on sales of mortgage loans, net	628	1,369	(741)	(54.1)%	2,322	5,881	(3,559)	(60.5)%
Other	464	203	261	128.6%	1,376	514	862	167.7%
Total non-interest income	$3,485	$3,776	$(291)	(7.7)%	$10,859	$13,010	$(2,151)	(16.5)%
Non-interest income as a % of total revenue *	18.8%	19.7%			19.9%	23.0%
*Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income decreased $0.3 million, or 7.7%, to $3.5 million for the third quarter ended September 30, 2022 compared to $3.8 million for the third quarter ended September 30, 2021, and decreased $2.2 million, or 16.5%, to $10.9 million for the nine months ended September 30, 2022 compared to $13.0 million for the nine months ended September 30, 2021. The decrease was primarily due to the decrease in gain on sale of real estate mortgages due to lower volumes of real estate mortgage loans sold as further discussed below.
Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) increased to $0.4 million for the quarter ended September 30, 2022 compared to $0.1 million for the quarter ended September 30, 2021, and increased to $0.9 million for the nine months ended September 30, 2022 compared to $0.5 million for the nine months ended September 30, 2021.
Mortgage loan servicing fees earned on loans sold were $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2021, respectively. The current quarter's MSR valuation increased $155,000 and $186,000 from the end of the linked quarter and December 31, 2021, respectively, primarily due to an increase in market rates. Mortgage rates have increased significantly to over 6.0% for a new thirty-year conforming mortgage. The Company was servicing $247.6 million of mortgage loans at September 30, 2022 compared to $270.0 million and $277.1 million at December 31, 2021 and September 30, 2021, respectively.
Gain on sales of mortgage loans decreased $0.7 million to $0.6 million for the third quarter ended September 30, 2022 compared to $1.4 million for the third quarter ended September 30, 2021, and decreased $3.6 million to $2.3 million for the nine months ended September 30, 2022 compared to $5.9 million for the nine months ended September 30, 2021.
The Company sold $21.4 million and $76.1 million of loans for the three and nine months ended September 30, 2022, respectively, compared to $39.1 million and $167.3 million for the three and nine months ended September 30, 2021, respectively. Loans sold to the secondary market slowed after strong sales during the first nine months of 2021.
Other Income increased $0.3 million to $0.5 million for the quarter ended September 30, 2022 compared to $0.2 million for the quarter ended September 30, 2021, and increased $0.9 million to $1.4 million for the nine months ended September 30, 2022 compared to $0.5 million for the nine months ended September 30, 2021. The increase primarily resulted from mortgage banking derivative income, interest component of net pension cost, net gain on sale of property in other real estate owned, and income received from the Missouri Department of Transportation related to a land easement.
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Investment securities gains (losses), net
Available-for-sale securities:
Gross realized gains	$—	$119	$—	$121
Gross realized losses	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	1	7	(12)	19
Investment securities gains (losses), net	$1	$126	$(12)	$140

Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Non-interest expense
Salaries	$5,153	$4,954	$199	4.0%	$15,315	$15,446	$(131)	(0.9)%
Employee benefits	1,597	1,711	(114)	(6.7)	4,936	5,320	(384)	(7.2)
Occupancy expense, net	789	808	(19)	(2.4)	2,339	2,298	41	1.8
Furniture and equipment expense	774	787	(13)	(1.7)	2,301	2,284	17	0.7
Processing, network and bank card expense	1,261	1,288	(27)	(2.1)	3,545	3,520	25	0.7
Legal, examination, and professional fees	395	357	38	10.6	1,210	1,146	64	5.6
Advertising and promotion	430	310	120	38.7	1,027	862	165	19.1
Postage, printing, and supplies	237	218	19	8.7	653	608	45	7.4
Loan expense	123	209	(86)	(41.1)	426	612	(186)	(30.4)
Other	1,436	1,127	309	27.4	4,210	3,295	915	27.8
Total non-interest expense	$12,195	$11,769	$426	3.6%	$35,962	$35,391	$571	1.6%
Efficiency ratio*	65.7%	61.4%			65.8%	62.7%
Number of full-time equivalent employees	299	302			299	302
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense increased $0.4 million to $12.2 million for the quarter ended September 30, 2022 compared to $11.8 million for the quarter ended September 30, 2021, and increased $0.6 million to $36.0 million for the nine months ended September 30, 2022 compared to $35.4 million for the nine months ended September 30, 2021.
Salaries increased $0.2 million, or 4.0%, to $5.2 million for the quarter ended September 30, 2022 compared to $5.0 million for the quarter ended September 30, 2021, and decreased $0.1 million, or 0.9%, to $15.3 million for the nine months ended September 30, 2022 compared to $15.4 million for the nine months ended September 30, 2021. The decrease for the nine months ended September 30, 2022 was primarily due to reduced commissions based on lower loan volume. See Gains on sales of mortgage loans discussion above.
Employee benefits decreased $0.1 million, or 6.7%, to $1.6 million for the quarter ended September 30, 2022 compared to $1.7 million for the quarter ended September 30, 2021, and decreased $0.4 million, or 7.2%, to $4.9 million for the nine months ended September 30, 2022 compared to $5.3 million for the nine months ended September 30, 2021. The decreases were primarily due to a decrease in 401(k) plan contributions, medical premiums, and pension cost due to lower annual discount rate assumptions compared to the prior year's annual assumptions.
Other non-interest expense increased $0.3 million, or 27.4%, to $1.4 million for the quarter ended September 30, 2022 compared to $1.1 million for the quarter ended September 30, 2021, and increased $0.9 million, or 27.8%, to $4.2 million for the nine months ended September 30, 2022 compared to $3.3 million for the nine months ended September 30, 2021. The increases were primarily related to the change in the fair value adjustment for mortgage banking derivatives, insurance expense, telephone, and software expense related to network upgrades and maintenance agreements.
Income taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.7% and 18.5% for the three and nine months ended September 30, 2022, respectively, compared to 19.6% and 19.4% for the three and nine months ended September 30, 2021, respectively.
The decrease in the effective tax rate for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily attributable to the decrease in earnings and the benefit recorded pertaining to the historical tax credit. The decrease in the effective tax rate for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily attributable to the decrease in earnings and the benefit recorded pertaining to the historical tax credit. The effective tax rate for each of the three and nine months ended September 30, 2022 and 2021, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.

Included in the effective tax rate is a $13,000 and $40,000 benefit associated with a historic tax credit investment for the three and nine months ended September 30, 2022, respectively. The investment is expected to generate a $331,000 tax benefit over the life of the project and is being recognized under the deferral method of accounting.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 79.9% of total assets as of September 30, 2022 compared to 70.2% as of December 31, 2021.
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
Major classifications within the Company’s held for investment loan portfolio as of the dates indicated is as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural (a)	$248,913	16.7%	$217,214	16.7%
Real estate construction − residential	25,243	1.7	27,920	2.1
Real estate construction − commercial	133,186	8.9	91,369	7.0
Real estate mortgage − residential	343,661	23.0	279,346	21.5
Real estate mortgage − commercial	717,192	48.1	663,256	50.9
Installment and other consumer	23,802	1.6	23,028	1.8
Total loans held for investment	$1,491,997	100.0%	$1,302,133	100.0%
(a)Includes $0.6 million and $8.4 million of SBA PPP loans, net as of September 30, 2022 and December 31, 2021, respectively.
The Company extends credit to its local community markets through traditional real estate mortgage products. The Company does not participate in credit extension to sub-prime residential real estate markets. The Company does not lend funds for transactions defined as “highly leveraged” by bank regulatory authorities or for foreign loans. Additionally, the Company does not have any concentrations of loans exceeding 10% of total loans that are not otherwise disclosed in the loan portfolio composition table. The Company does not have any interest-earning assets that would have been included in non-accrual, past due, or restructured loans if such assets were loans.
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the nine months ended September 30, 2022, the Company sold approximately $76.1 million of loans to investors compared to $167.3 million for the nine months ended September 30, 2021. At September 30, 2022, the Company was servicing approximately $247.6 million of loans sold to the secondary market compared to $270.0 million at December 31, 2021, and $277.1 million at September 30, 2021.
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
Non-performing Assets
The following table summarizes non-performing assets at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Non-accrual loans:
Commercial, financial, and agricultural	$173	$153
Real estate construction − commercial	91	105
Real estate mortgage − residential	1,083	1,129
Real estate mortgage − commercial	15,995	24,029
Installment and other consumer	6	43
Total	$17,348	$25,459
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage − residential	$—	$14
Total	$—	$14
Total non-performing loans (a)	17,348	25,473
Other real estate owned and repossessed assets	9,210	10,525
Total non-performing assets	$26,558	$35,998

Loans held for investment	$1,491,997	$1,302,133
Allowance for loan losses to loans	1.04%	1.30%
Non-accrual loans to total loans	1.16%	1.96%
Non-performing loans to loans (a)	1.16%	1.96%
Non-performing assets to loans (b)	1.78%	2.76%
Non-performing assets to assets (b)	1.44%	1.97%
Allowance for loan losses to non-accrual loans	89.38%	66.39%
Allowance for loan losses to non-performing loans	89.38%	66.36%
(a)Non-performing loans include loans 90 days past due and accruing, non-accrual loans, and non-performing TDRs included in non-accrual loans and 90 days past due.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.
Total non-performing assets were $26.6 million, or 1.78% of total loans, at September 30, 2022 compared to $36.0 million, or 2.76% of total loans, at December 31, 2021.
Total non-accrual loans at September 30, 2022 decreased $8.1 million, or 31.9%, to $17.3 million compared to $25.5 million at December 31, 2021. There were no loans past due 90 days and still accruing interest at September 30, 2022 compared to $14,000 at December 31, 2021. Other real estate and repossessed assets were $9.2 million and $10.5 million at September 30, 2022 and December 31, 2021, respectively. During the nine months ended September 30, 2022, there were $3,000 of non-accrual loans, net of charge-offs taken, added to other real estate owned and repossessed assets compared to $142,000 during the nine months ended September 30, 2021.
As of September 30, 2022, approximately $14.7 million of loans classified as substandard, which include performing TDRs, and were not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms, compared to $13.8 million at December 31, 2021. Management believes the allowance for loan losses was sufficient to cover the risks and probable losses related to such loans at September 30, 2022 and December 31, 2021, respectively.

The following table summarizes the Company’s TDRs at the dates indicated:

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Number of contracts	Recorded Investment	Specific Reserves	Number of contracts	Recorded Investment	Specific Reserves
Performing TDRs
Commercial, financial and agricultural	3	$177	$23	2	$188	$24
Real estate mortgage − residential	5	1,098	53	6	1,262	56
Real estate mortgage − commercial	2	313	53	2	328	38
Installment and other consumer	0	—	—	2	17	2
Total performing TDRs	10	$1,588	$129	12	$1,795	$120
Non-performing TDRs
Real estate mortgage − residential	5	$330	$42	5	$561	$39
Total non-performing TDRs	5	$330	$42	5	$561	$39
Total TDRs	15	$1,918	$171	17	$2,356	$159
At September 30, 2022, loans classified as TDRs totaled $1.9 million, with $0.2 million of specific reserves, compared to $2.4 million of loans classified as TDRs, with $0.2 million of specific reserves, at December 31, 2021. Non-performing loans, included $0.3 million of loans classified as TDRs at September 30, 2022 compared to $0.6 million at December 31, 2021. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs if the loan is collateral dependent. The net decrease in total TDRs from December 31, 2021 to September 30, 2022 was primarily due to $439,000 of payments received on TDRs.
Allowance for Loan Losses and Provision
Allowance for Loan Losses
The following table is a summary of the allocation of the allowance for loan losses:

	September 30, 2022		December 31, 2021
(in thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for loan losses at end of period:
Commercial, financial, and agricultural	$2,848	16.7%	$2,717	16.7%
Real estate construction − residential	71	1.7	137	2.1
Real estate construction − commercial	849	8.9	588	7.0
Real estate mortgage − residential	3,232	23.0	2,482	21.5
Real estate mortgage − commercial	8,002	48.1	10,662	50.9
Installment and other consumer	316	1.6	256	1.8
Unallocated	187	—	61	—
Total	$15,505	100.0%	$16,903	100.0%
The allowance for loan losses was $15.5 million, or 1.04%, of loans outstanding at September 30, 2022 compared to $16.9 million, or 1.30%, of loans outstanding at December 31, 2021. The ratio of the allowance for loan losses to non-performing loans was 89.38% at September 30, 2022, compared to 66.36% at December 31, 2021.

The following table is a summary of the general and specific allocations of the allowance for loan losses:

(in thousands)	September 30, 2022	December 31, 2021
Allocation of allowance for loan losses:
Individually evaluated for impairment − specific reserves	$302	$3,044
Collectively evaluated for impairment − general reserves	15,203	13,859
Total	$15,505	$16,903
The specific reserve component applies to loans evaluated individually for impairment. The net carrying value of impaired loans is generally based on the fair values of collateral obtained through independent appraisals and/or internal evaluations, or by discounting the total expected future cash flows. Once the impairment amount is calculated, a specific reserve allocation is recorded. At September 30, 2022, $0.3 million of the Company’s ALL was allocated to impaired loans totaling approximately $18.9 million compared to $3.0 million of the Company’s ALL allocated to impaired loans totaling approximately $27.3 million at December 31, 2021. Management determined that $15.9 million, or 84%, of total impaired loans required no reserve allocation at September 30, 2022 compared to $16.6 million, or 61%, at December 31, 2021, primarily due to adequate collateral values, acceptable payment history and adequate cash flow ability.
The incurred loss component of the general reserve, or loans collectively evaluated for impairment, is determined by applying loss rates to pools of loans by asset type. Loans not individually evaluated are aggregated by risk characteristics and reserves are recorded using a consistent methodology that considers historical loan loss experience by loan type. The look-back period begins with loss history in the first quarter 2012 as the starting point through the current quarter and it will continue to include this starting point going forward. Management determined that the look-back period should be expanded until a loss-producing downturn is recognized. This would be accomplished by allowing the look-back period to shift forward by eliminating the earliest loss period and replenishing it with losses from the most recent period. The look-back period is consistently evaluated for relevance given the current facts and circumstances.
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
The decrease in the allowance for loan losses from December 31, 2021 as compared to September 30, 2022 primarily resulted from one large non-accrual loan relationship impacted by COVID-19 that returned to performing status. This transition was made according to the Company’s established internal loan policies regarding loan performance as well as consultation with industry experts. This transition back to performing status also reduced specific reserves based on the attributes of the individual loan collateral, to the general allocations method described above. The Company continues to monitor the risks associated with its non-performing loans. Partially offsetting this decrease in the allowance for loan losses was an increase in the reserve due to the significant loan growth that occurred during the first nine months of 2022.
Provision
The Company recognized a provision expense and a negative provision expense for loan losses of $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, compared to $0.3 million and $0.7 million provision expense for the three and nine months ended September 30, 2021, respectively. The negative provision expense primarily resulted from the release of specific reserves totaling $2.8 million in the first quarter of 2022 due to returning the balances related to one loan relationship to accrual from non-accrual status.
The following table summarizes loan loss experience for the periods indicated:

	Three Months Ended September 30, 2022
	2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans
Commercial, financial, and agricultural	$33	$245,877	0.01%	$26	$247,564	0.01%
Real estate construction − residential	—	24,249	—	—	35,358	—
Real estate construction − commercial	—	127,594	—	—	75,081	—
Real estate mortgage − residential	(4)	323,158	—	10	270,464	—
Real estate mortgage − commercial	(6)	702,139	—	14	633,238	—
Installment and other consumer	125	23,738	0.53	56	24,363	0.23
Total	$148	$1,446,755	0.01%	$106	$1,286,068	0.01%

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans
Commercial, financial, and agricultural	$57	$233,076	0.02%	$(102)	$253,878	(0.04)%
Real estate construction − residential	—	23,627	—	(13)	34,625	(0.04)
Real estate construction − commercial	—	110,540	—	—	77,115	—
Real estate mortgage − residential	(27)	300,518	(0.01)	(161)	264,699	(0.06)
Real estate mortgage − commercial	169	685,041	0.02	41	624,455	0.01
Installment and other consumer	199	22,987	0.87	119	25,044	0.48
Total	$398	$1,375,789	0.03%	$(116)	$1,279,816	(0.01)%
Net Loan Charge-offs (recoveries)
The Company’s net charge-offs were $0.1 million, or 0.01% of average loans, for the quarter ended September 30, 2022 compared to $0.1 million, or 0.01% of average loans, for the quarter ended September 30, 2021, and net charge-offs were $0.4 million, or 0.03% of average loans, for the nine months ended September 30, 2022 compared to net recoveries of $0.1 million, or (0.01)% of average loans, for the nine months ended September 30, 2021.
Loans Held For Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. In the fourth quarter of 2021, the Company elected the fair value option for all newly originated long-term personal real estate loans held for sale. As of December 31, 2021, all loans held for sale were carried at fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At September 30, 2022, the carrying amount of these loans was $0.9 million compared to $2.2 million at December 31, 2021.

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

(in thousands)	September 30, 2022	December 31, 2021
Federal funds sold	$46	$7,122
Other interest-bearing deposits	26,259	135,500
Certificates of deposit in other banks	4,195	5,193
Available-for-sale investment securities	245,155	310,870
Total	$275,655	$458,685
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $245.2 million at September 30, 2022 and included an unrealized net loss of $54.5 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $5.7 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At September 30, 2022 and December 31, 2021, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $76.1 million and $35.5 million, respectively.
Total investment securities pledged for these purposes were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$8,040	$10,778
Federal funds purchased and securities sold under agreements to repurchase	8,513	28,769
Other deposits	152,454	235,829
Total pledged, at fair value	$169,007	$275,376
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At September 30, 2022, such deposits totaled $1.4 billion and represented 90.8% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at September 30, 2022 and December 31, 2021 were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Core deposit base:
Non-interest bearing demand	$498,653	$453,066
Interest checking	341,096	357,825
Savings and money market	448,411	440,331
Other time deposits	157,444	175,827
Total	$1,445,604	$1,427,049
Estimated uninsured deposits totaled $538.5 million, including $110.9 million of certificates of deposit, at September 30, 2022, compared to $513.5 million, including $69.1 million of certificates of deposit, at December 31, 2021. The Company had brokered deposits totaling $36.1 million and $20.2 million at September 30, 2022 and December 31, 2021, respectively.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, Federal Home Loan Bank advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2022, under agreements with these unaffiliated banks, the Bank may borrow up to $60.0 million in federal funds on an unsecured basis and $7.6 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2022. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2022, there were $5.9 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at September 30, 2022.
The Bank is a member of the Federal Home Loan Bank of Des Moines (FHLB) and has access to credit products of the FHLB. As of September 30, 2022, the Bank had $73.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at September 30, 2022 and December 31, 2021 were as follows:

(in thousands)	September 30, 2022	December 31, 2021
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$5,890	$23,829
Federal Home Loan Bank advances	73,000	77,418
Subordinated notes	49,486	49,486
Total	$128,376	$150,733
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

The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	September 30, 2022				December 31, 2021
(in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$320,097	$7,567	$60,000	$387,664	$273,479	$10,384	$60,000	$343,863
Letters of credit	(53,500)	—	—	(53,500)	(31,000)	—	—	(31,000)
Advances outstanding	(73,000)	—	—	(73,000)	(77,418)	—	—	(77,418)
Total available	$193,597	$7,567	$60,000	$261,164	$165,061	$10,384	$60,000	$235,445
At September 30, 2022, loans of $636.5 million were pledged to the Federal Home Loan Bank as collateral for borrowings and letters of credit. At September 30, 2022, investments with a market value of $8.0 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated needs in both the short and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $41.4 million at September 30, 2022 compared to $159.9 million at December 31, 2021. The $118.5 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2022. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $14.2 million for the nine months ended September 30, 2022.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $180.3 million during the nine months ended September 30, 2022. The cash outflow primarily consisted of a net increase in loans held for investment of $190.2 million and $17.3 million in purchases of investment securities partially offset by $27.0 million from maturities and calls and sales of investment securities.
Financing activities provided total cash of $47.6 million during the nine months ended September 30, 2022, resulting primarily from a $76.0 million increase in demand deposits, interest-bearing transaction accounts and time deposits. These increases were partially offset by a $17.9 million decrease in securities sold under agreements to repurchase.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $426.3 million in unused loan commitments and standby letters of credit as of September 30, 2022. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $3.1 million and $2.6 million for the nine months ended September 30, 2022 and 2021, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $9.0 million and $6.5 million in dividends to the Company during the nine months ended September 30, 2022 and 2021, respectively. At September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents totaling $3.1 million and $1.8 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.

The Company's 2019 Repurchase Plan was amended during the second quarter 2021 to authorize the purchase of up to an additional $5.0 million in market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. The Company repurchased 108,724 common shares under the plan during the nine months ended September 30, 2022, at an average cost of $26.60 per share totaling $2.9 million.
The repurchases under these authorizations may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for the completion of these authorized share repurchases. As of September 30, 2022, $2.1 million remained available for the repurchase of shares pursuant to the share repurchase authorizations. The Company may continue to repurchase shares under its share repurchase authorizations, but the amount and timing of such repurchases will be dependent on a number of factors, including the price of its common stock and other cash flow needs. There is no assurance that the Company will repurchase up to the full amount remaining under its share repurchase authorizations.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2022, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2022 and December 31, 2021. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue to classify its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III requirements, at September 30, 2022 and December 31, 2021, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total Capital (to risk-weighted assets):
Company	$219,214	13.84%	$166,292	10.50%	$—	N.A%
Bank	217,040	13.73%	165,928	10.50%	158,027	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$194,017	12.25%	$134,617	8.50%	$—	N.A%
Bank	201,375	12.74%	134,323	8.50%	126,421	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$155,549	9.82%	$110,861	7.00%	$—	N.A%
Bank	201,375	12.74%	110,619	7.00%	102,717	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$194,017	10.60%	$73,184	4.00%	$—	N.A%
Bank	201,375	10.97%	73,443	4.00%	91,803	5.00%

December 31, 2021
Total Capital (to risk-weighted assets):
Company	$210,726	14.79%	$149,640	10.50%	$—	N.A%
Bank	210,148	14.78%	149,339	10.50%	142,228	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$193,663	13.59%	$121,137	8.50%	$—	N.A%
Bank	193,085	13.58%	120,894	8.50%	113,782	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$145,663	10.22%	$99,760	7.00%	$—	N.A%
Bank	193,085	13.58%	99,559	7.00%	92,448	6.50%
Tier 1 leverage ratio:
Company	$193,663	11.01%	$70,342	4.00%	$—	N.A%
Bank	193,085	11.04%	69,959	4.00%	87,449	5.00%

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
The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2022 and December 31, 2021.

	% Change in projected net interest income
Hypothetical shift in interest rates	September 30,	December 31,
(bps)	2022	2021
200	0.88%	4.47%
100	1.27%	1.80%
(100)	(0.50)%	(3.12)%
(200)	(2.11)%	(4.02)%
The change in the Company’s interest rate risk exposure from December 31, 2021 to September 30, 2022 was primarily due to a change in the profile of the Company’s earning assets. At December 31, 2021, the Company had significant balances in overnight Federal funds sold as the Company had greater liquidity due to higher balances in customer deposit accounts, including a seasonal spike in certain public funds customer’s account balances. This type of earning asset reprices immediately as interest rates change. Since December 31, 2021, the balances in Federal funds sold have reduced significantly, in large measure due to funding the significant growth in loans during the first nine months of 2022. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended September 30, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive and principal financial officers, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2022. Based upon and as of the date of that evaluation, our principal executive and principal financial officers concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company's CECL committee implemented a model from a third-party vendor and continues to run parallel calculations to evaluate CECL model assumptions developed by comparing results to current allowance for loan loss calculations. In addition, the Company engaged a third-party, independent firm experienced in CECL matters to perform a validation of the model. The Company currently expects to record a one-time adjustment to retained earnings to increase the allowance for loan losses. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. Based on implementation progress to date, the Company believes the capital adequacy requirements to which it and the Bank are subject to, and its business strategies and practices, will not be materially impacted following the adoption on January 1, 2023.
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
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended September 30, 2022:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
July 1-31, 2022	—	$—	—	$2,108,107
August 1-31, 2022	—	$—	—	$2,108,107
September 1-30, 2022	—	$—	—	$2,108,107
Total	—	$—	—	$2,108,107

*The Company's 2019 Repurchase Plan was amended during the second quarter 2021 to authorize the purchase of up to an additional $5.0 million in market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. As of September 30, 2022, $2.1 million remained available for share repurchases pursuant to that authorization.

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

HAWTHORN BANCSHARES, INC.

Date

/s/ David T. Turner

November 10, 2022	David T. Turner, Chairman of the Board, President and
Chief Executive Officer (Principal Executive Officer)

/s/ Stephen E. Guthrie

November 10, 2022	Stephen E. Guthrie, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)