Form 10-K
period 2022-12-31
HAWTHORN BANCSHARES, INC.
filed 2023-03-29
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the 5,207,271 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $25.49 closing price of such common equity on June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter, was $132,733,338. Aggregate market value excludes an aggregate of 1,561,310 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 29, 2023, the registrant had 7,284,151 shares of common stock, par value $1.00 per share, issued and 6,768,581 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2022 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

PART I
Item 1. Business.
This report and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7 of this report.
General
Hawthorn Bancshares, Inc. (the "Company"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. The Company owns all of the issued and outstanding capital stock of Union State Bancshares, Inc. ("Union"), which in turn owns all of the issued and outstanding capital stock of Hawthorn Bank. The Company and Union each received approval from the Federal Reserve and elected to become a financial holding company on October 21, 2001.
The Company acquired Hawthorn Bank and its constituent predecessor banks, as well as Union, in a series of transactions that are summarized as follows:
•On April 7, 1993 the Company acquired all of the issued and outstanding capital stock of The Exchange National Bank of Jefferson City, a national banking association, pursuant to a corporate reorganization involving an exchange of shares;
•On November 3, 1997, the Company acquired Union, and Union's wholly-owned subsidiary, Union State Bank and Trust of Clinton;
•On January 3, 2000, the Company acquired Osage Valley Bank;
•Following the May 4, 2000 acquisition of Citizens State Bank of Calhoun by Union State Bank and Trust of Clinton, Citizens State Bank of Calhoun merged into Union State Bank and Trust of Clinton to form Citizens Union State Bank & Trust;
•On June 16, 2000, the Company acquired City National Savings Bank, FSB, which was then merged into The Exchange National Bank of Jefferson City; and
•On May 2, 2005, the Company acquired all of the issued and outstanding capital stock of Bank 10, a Missouri state bank.
On December 1, 2006, the Company announced its development of a strategic plan in which, among other things, The Exchange National Bank of Jefferson City, Citizens Union State Bank & Trust, Osage Valley Bank and Bank 10 would be consolidated into a single bank under a Missouri state trust charter. This consolidation was completed in October 2007, and the subsidiary bank is now known as Hawthorn Bank (the "Bank").
Except as otherwise provided herein, references herein to the "Company" refer to Hawthorn Bancshares, Inc. and its consolidated subsidiaries, and references herein to the "Bank" refers to Hawthorn Bank and its constituent predecessors.
Description of Business
The Company. The Company is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. The Company's activities currently are limited to ownership, indirectly through its subsidiary (Union), of the outstanding capital stock of the Bank. In addition to ownership of its subsidiaries, the Company may seek expansion through acquisition and may engage in those activities (such as investments in banks or operations that are financial in nature) in which it is permitted to engage under applicable law. It is not currently anticipated that the Company will engage in any business other than that directly related to its ownership of the Bank or other financial institutions.
Union. Union is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. Union's activities are currently limited to ownership of the outstanding capital stock of the Bank. It is not currently anticipated that Union will engage in any business other than that directly related to its ownership of the Bank.

The Bank. The Bank was founded in 1932 as a Missouri bank and converted to a Missouri trust company on August 16, 1989. However, its predecessors trace their lineage back to the founding of Exchange National Bank in 1865. The Bank has 23 banking offices, including its principal office at 132 East High Street in the central business district of Jefferson City, MO. See "Item 2. Properties".
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
The Bank's deposit accounts are insured by the Federal Deposit Insurance Corporation (the "FDIC") to the extent provided by law. The Bank's operations are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of the Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of the holders of the Bank's common stock. See "Regulation Applicable to Bank Holding Companies" and "Regulation Applicable to the Bank".
Hawthorn Real Estate, LLC. Hawthorn Real Estate, LLC, a non-bank subsidiary of the Company, was formed in December 2008 in order to purchase and hold various nonperforming assets of the Bank. The purpose for holding these nonperforming assets in Hawthorn Real Estate, LLC is to allow for the orderly disposition of these assets and strengthen the Bank's financial position.
HB Realty, LLC. HB Realty, LLC, a Missouri limited liability company ("HB Realty"), was formed in February 2018 and commenced operations in April 2018. HB Realty is intended to qualify as a "real estate investment trust" under the Internal Revenue Code of 1986, as amended (the "IRC"). HB Realty was formed in order to hold certain mortgage loans and participation interests contributed to it by the Bank. HB Realty was initially capitalized with mortgage loans and participation interests having an approximate aggregate book value of $404,665,296. As of December 31, 2022, the approximate aggregate book value of the mortgage loans held by HB Realty was $582,882,696. Effective September 30, 2022, to comply with collateral eligibility requirements of the Federal Home Loan Bank with whom the Bank maintains credit facilities, any participation interest in mortgage loans owned by HB Realty as of that date were converted into mortgage loans owned by HB Realty and, after that date, HB Realty will only acquire mortgage loans from the Bank, not participation interests.
Initially, the Bank was the sole common member and the sole preferred member of HB Realty, owning all 1,000 common shares and all 1,000 preferred shares. On April 1, 2018, the Bank contributed all 1,000 common shares and 850 preferred shares to Jefferson City IHC, LLC, a Missouri limited liability company that is wholly owned by the Bank ("JCIHC"). Under the IRC, a real estate investment trust must have at least 100 owners. Pursuant to a newly established Hawthorn Bank Real Estate Investment Trust Ownership Plan, the Bank made available to certain of its employees, as an employee benefit, up to a total of 150 preferred shares of HB Realty. Each selected employee was given the opportunity to own one preferred share of HB Realty. These preferred shares were transferred to employees beginning in January 2019. Each preferred share is generally entitled to an annual dividend of $30 and a liquidation amount of $500. Although dividends are not guaranteed, it is expected that HB Realty will pay dividends in December of each year. By virtue of its ownership of JCIHC, the Bank indirectly owns the remaining economic interest associated with membership interests in HB Realty.
Through its ownership of JCIHC, the Bank is, indirectly, the controlling member of HB Realty and is entitled to control the appointment of managers of HB Realty. The Board of Managers of HB Realty, which is responsible for the management of the business and affairs of HB Realty, is currently comprised of David T. Turner, Kathleen L. Bruegenhemke, Gregg A. Bexten and Stephen E. Guthrie.
Hawthorn Risk Management, Inc. Hawthorn Risk Management, Inc., a non-bank subsidiary of the Company formed on December 28, 2017, is a Missouri-based captive insurance company which provides property and casualty insurance coverage to the Company and the Bank for which insurance may not be currently available or economically feasible in today's insurance marketplace. Hawthorn Risk Management, Inc. pools resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. Hawthorn Risk Management, Inc. is subject to the regulations of the State of Missouri and undergoes periodic examinations by the Missouri Division of Finance.

Employees
As of December 31, 2022, the Company and its subsidiaries had approximately 299 full-time and 21 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.
Competition
Bank holding companies and their subsidiaries and affiliates encounter intense competition from both banking and nonbanking sources in all of their activities. The Bank's competitors include other commercial banks, thrifts, savings banks, credit unions, and money market mutual funds. Thrifts and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. In the Bank's service areas, new competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on the Bank's market share of deposits and loans in such service areas.
The Bank experiences substantial competition for deposits and loans within both its primary service areas of the cities of Jefferson City, Columbia, Clinton, Lee's Summit, Warsaw, and Springfield, Missouri, as well as within its secondary service areas of the nearby communities in the Missouri counties of Cole, Boone, Henry, Cass, Benton, and Greene. The Bank's principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks located in its secondary service areas. Based on publicly available information, management believes that the Bank is the second largest (in terms of deposits) of the 11 banks within Cole county, the ninth largest (in terms of deposits) of the 20 banks within Boone county, the largest (in terms of deposits) of the eight banks within Henry county, the third largest (in terms of deposits) of the 18 banks within Cass county, and the second largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank's trust services is from other commercial banks, including those of the Kansas City metropolitan area.
Regulation Applicable to Bank Holding Companies
General. As a registered bank holding company and a financial holding company under the Bank Holding Company Act and the Gramm-Leach-Bliley Act, the Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). The FRB has authority to issue cease and desist orders against bank holding companies if it determines that their actions represent unsafe and unsound practices or violations of law. In addition, the FRB is empowered to impose civil money penalties for violations of banking statutes and regulations. Regulation by the FRB is intended to protect depositors of the Bank, not the shareholders of the Company. The Company is also subject to a number of restrictions and requirements imposed by the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, disclosure controls and procedures, loans to directors or executive officers of the Company and its subsidiaries, the preparation and certification of the Company's consolidated financial statements, the duties of the Company's audit committee, relations with and functions performed by the Company's independent registered public accounting firm, and various accounting and corporate governance matters.
Limitation on Activities. The activities of bank holding companies are generally limited to the business of banking, managing or controlling banks, and other activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In addition, under the Gramm-Leach-Bliley Act, a bank holding company, all of whose controlled depository institutions are "well capitalized" and "well managed" (as defined in federal banking regulations) with "satisfactory" ratings under the Community Reinvestment Act, may declare itself to be a "financial holding company" and engage in a broader range of activities. As noted above, the Company is registered as a financial holding company.
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

•merchant banking; and
•activities that the FRB determines to be financial in nature or incidental to a financial activity or which are complementary to a financial activity and does not pose a safety and soundness risk.
A financial holding company that desires to engage in activities that are financial in nature or incidental to a financial activity but not previously authorized by the FRB must obtain approval from the FRB before engaging in such activity. Additionally, a financial holding company may seek FRB approval to engage in an activity that is complementary to a financial activity, if it shows, among other things, that the activity does not pose a substantial risk to the safety and soundness of its insured depository institutions or the financial system.
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
Limitation on Acquisitions. The Bank Holding Company Act requires a bank holding company to obtain prior approval of the FRB before:
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
Regulatory Capital Requirements. The FRB has issued risk-based and leverage capital guidelines applicable to United States ("U.S.") banking organizations. If a bank holding company's capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited. The risk-based capital guidelines that applied to us and our subsidiary bank prior to January 1, 2015 were based on the 1988 capital accord, referred to as Basel I, of the International Basel Committee on Banking Supervision (the "Basel Committee"), a committee of central banks and bank supervisors, as implemented by federal bank regulators. In 2008, the bank regulatory agencies began to phase-in capital standards based on a second capital accord issued by the Basel Committee, referred to as Basel II, for large or "core" international banks (generally defined for U.S. purposes as having total assets of $250 billion or more or consolidated foreign exposures of $10 billion or more). Because we do not anticipate controlling any large or "core" international bank in the foreseeable future, Basel II presently does not apply to us. On September 12, 2010, the Group of Governors and Heads of Supervision, the oversight body of the Basel Committee, announced agreement on the calibration and phase-in arrangements for a strengthened set of capital requirements, known as Basel III. In July 2013, the federal banking agencies announced new risk-based capital and leverage ratios to conform to the Basel III framework and to address provisions of the Dodd-Frank Act (the "Basel III Rules"). With respect to the Company and the Bank, these requirements became effective on January 1, 2015.

The Basel III Rules established three components of regulatory capital: (1) common equity tier 1 (“CET1”) capital, (2) additional tier 1 ("AT1") capital, and (3) tier 2 ("Tier 2") capital. CET1 capital generally includes common stock instruments and related surplus (net of treasury stock), retained earnings, and, subject to certain adjustments, minority common equity interests in subsidiaries, less goodwill and certain other adjustments. Tier 1 ("Tier 1") capital generally includes CET1 capital plus elements of AT1 capital, such as non-cumulative perpetual preferred stock and similar instruments meeting specified criteria and minority interests in subsidiaries that do not satisfy the requirements for treatment as CET1 capital. Cumulative preferred stock (other than cumulative preferred stock issued to the U.S. Treasury under the Capital Purchase Program or the Small Business Lending Fund) does not qualify as AT1 capital. Trust-preferred securities and other non-qualifying capital instruments issued prior to May 19, 2010 by bank and savings and loan holding companies with less than $15 billion in assets as of December 31, 2009 or by mutual holding companies may continue to be included in Tier 1 capital but will be phased out over ten years beginning in 2016 for all other banking organizations. These non-qualifying capital instruments, however, may be included in Tier 2 capital. Tier 2 capital may also include certain qualifying debt and the allowance for credit losses up to 1.25% of risk-weighted assets and other adjustments.
The Basel III Rules provide for a number of deductions from and adjustments to CET1 capital. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and investments in the capital of unconsolidated financial institutions be deducted from CET1 capital to the extent that any one such category exceeds 10% of CET1 capital or all such categories in the aggregate exceed 15% of CET1 capital. Beginning April 1, 2020, this framework for regulatory capital deductions to CET1 capital was simplified by increasing the deduction threshold to 25% at the individual level for each of the aforementioned categories. Pursuant to the Basel III Rules, the effects of certain accumulated other comprehensive income or loss (“AOCI”) items are not excluded; however, “non-advanced approaches banking organizations,” including the Company and the Bank, could make a one-time permanent election to continue to exclude these items. The Company made its one-time, permanent election to continue to exclude AOCI items from capital in its filing with the FRB for the quarter ended March 31, 2015. If the Company would not have made this election, unrealized gains and losses would have been included in the calculation of its regulatory capital.
The sum of the three tiers of capital less investments in unconsolidated subsidiaries represents the total capital. The risk-based capital ratios are calculated by dividing CET1 capital, Tier 1 capital and total capital by risk-weighted assets (including certain off-balance sheet activities). Under the Basel III Rules, the minimum capital ratios effective as of January 1, 2015 are:
•CET1 risk-based capital ratio equal to at least 4.5% of its risk-weighted assets;
•Tier 1 risk-based capital ratio equal to at least 6% of its risk-weighted assets;
•Total risk-based capital ratio equal to at least 8% of its risk-weighted assets; and
•Tier 1 capital to average consolidated assets (leverage ratio) of at least 4%.
In addition to the higher requirements, the Basel III Rules established bank holding companies are required to maintain a CET1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement was phased in over four years beginning in 2016. On January 1, 2016, the first phase of the requirement went into effect at 0.625% of risk-weighted assets, and increased each subsequent year by an additional 0.625 percentage points, to reach its final level of 2.5% of risk weighted assets on January 1, 2019. At December 31, 2019, the capital conservation buffer requirement of 2.5%, effectively raised the minimum required risk-based capital ratios to 7% CET1 capital, 8.5% Tier 1 capital and 10.5% total capital on a fully phased-in basis.
On December 31, 2022 the Company was in compliance with the FRB's capital adequacy guidelines. The Company's capital ratios calculated under the Basel III Rules (minimum plus a 2.5% capital conservation buffer) on December 31, 2022 are as follows:

Tier 1 Leverage Ratio (4%) (min requirement)	CET1 Risk- Based Capital Ratio (7.0%) (min requirement plus buffer)	Tier 1 Risk-Based Capital Ratio (8.5%) (min requirement plus buffer)	Total Risk-Based Capital Ratio (10.5%) (min requirement plus buffer)
10.76%	9.89%	12.52%	13.85%

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA") directs the federal banking agencies to develop a specified community bank leverage ratio (the "CBLR") (that is, the ratio of a bank's equity capital to its consolidated assets) of not less than 8% and not more than 10%. On November 4, 2019, federal regulators issued final rules that provide certain banks and their holding companies with the option to elect out of complying with the Basel III Rules. Under this new rule, a qualifying community banking organization is eligible to elect the CBLR framework if it has a CBLR greater than 9% at the time of election.
A qualifying community banking organization ("QCBO") is defined as a bank, a savings association, a bank holding company or a savings and loan holding company with:
•a CBLR greater than 9%;
•total consolidated assets of less than $10 billion;
•total off-balance sheet exposures (excluding derivatives other than credit derivatives and unconditionally cancelable commitments) of 25% or less of total consolidated assets; and
•total trading assets and trading liabilities of 5% or less of total consolidated assets.
A QCBO may elect out of complying with the Basel III Rules if, at the time of the election, the QCBO has a CBLR above 9%. The CBLR is generally calculated in accordance with the regulations for calculating the Tier 1 leverage ratio under the regulatory capital framework discussed above and below, with certain specified exceptions. As of December 31, 2020, the Company and the Bank each qualified to elect the CBLR framework because they had a CBLR of greater than 9% and satisfied the other requirements. The Company does not have immediate plans to elect to use the CBLR framework but may make such an election in the future.
Interstate Banking and Branching. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), a bank holding company is permitted to acquire the stock or substantially all of the assets of banks located in any state regardless of whether such transaction is prohibited under the laws of any state. The FRB will not approve an interstate acquisition if, as a result of the acquisition, the bank holding company would control more than 10% of the total amount of insured deposits in the U.S. or would control more than 30% of the insured deposits in the home state of the acquired bank. The 30% of insured deposits state limit does not apply if the acquisition is the initial entry into a state by a bank holding company or if the home state waives such limit. The Riegle-Neal Act also authorizes banks to merge across state lines, thereby creating interstate branches. The Bank and Savings Association Holding Company and Depository Institution Regulatory Improvements Act of 2010, a subset of the Dodd-Frank Act (defined below), permits banks to acquire and establish de novo branches in other states if a state bank in that other state would be permitted to establish the branch.
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
Bank Secrecy Act and USA PATRIOT Act. The Company and the Bank must comply with the requirements of the Bank Secrecy Act, which was enacted to prevent banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, drug trafficking, money laundering, and other crimes. Since its passage, the Bank Secrecy Act has been amended several times. These amendments include the Money Laundering Control Act of 1986, which made money laundering a criminal act, as well as the Money Laundering Suppression Act of 1994, which required regulators to develop enhanced examination procedures and increased examiner training to improve the identification of money laundering schemes in financial institutions. The USA PATRIOT Act, established in 2001, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent, and report money laundering and terrorist financing. The regulations include significant penalties for non-compliance.
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
Regulation Applicable to the Bank
General. The Bank, a Missouri state non-member depository trust company, is subject to the regulation of the Missouri Division of Finance and the FDIC. The FDIC is empowered to issue cease and desist orders against the Bank if it determines that any activities of the Bank represent unsafe and unsound banking practices or violations of law. In addition, the FDIC has the power to impose civil money penalties for violations of banking statutes and regulations. Regulation by these agencies is designed to protect the depositors of the Bank, not the shareholders of the Company.
Bank Regulatory Capital Requirements. The FDIC has adopted minimum capital requirements applicable to state non-member banks, which are similar to the capital adequacy guidelines established by the FRB for bank holding companies. Federal banking laws classified an insured financial institution in one of the following five categories, depending upon the amount of its regulatory capital:
•"well-capitalized" if it has a total Tier 1 leverage ratio of 5% or greater, a CET1 risk-based capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8% or greater and a total risk-based capital ratio of 10% or greater (and is not subject to any order or written directive requiring the bank to adhere to a higher capital ratio);
•"adequately capitalized" if it has a total Tier 1 leverage ratio of 4% or greater, a CET1 risk-based capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a total risk-based capital ratio of 8% or greater;
•"undercapitalized" if it has a total Tier 1 leverage ratio that is less than 4%, a CET1 risk-based capital ratio that is less than 4.5%, a Tier 1 risk-based capital ratio that is less than 6% or a total risk-based capital ratio that is less than 8%;
•"significantly undercapitalized" if it has a total Tier 1 leverage ratio that is less than 3%, a CET1 risk-based capital ratio that is less than 3%, a Tier 1 risk-based capital ratio that is less than 4% or a total risk-based ratio that is less than 6%; and
•"critically undercapitalized" if it has a Tier 1 leverage ratio that is equal to or less than 2%.
Federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions. As of December 31, 2022, the Bank was classified as "well-capitalized," which is required for the Company to remain a financial holding company.
The capital ratios and classifications of the Bank as of December 31, 2022 and the minimum requirements to be considered well-capitalized are as follows:

Tier 1 Leverage Ratio (5.0% minimum requirement)	CET1 Risk- Based Capital Ratio (6.5%) (min requirement)	Tier 1 Risk-Based Capital Ratio (8.0%) (min requirement)	Total Risk-Based Capital Ratio (10.0%) (min requirement)
10.85%	12.80%	12.80%	13.78%

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
Community Reinvestment Act. The Bank is subject to the Community Reinvestment Act and implementing regulations. These regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. Community Reinvestment Act ratings are taken into account by regulators in reviewing certain applications made by the Company and the Bank.
Limitations on Transactions with Affiliates. The Company and its non-bank subsidiaries are "affiliates" within the meaning of the Federal Reserve Act. The amount of loans or extensions of credit which the Bank may make to non-bank affiliates, or to third parties secured by securities or obligations of the non-bank affiliates, are substantially limited by the Federal Reserve Act and the FDIA. Such acts further restrict the range of permissible transactions between a bank and an affiliated company. A bank and its subsidiaries may engage in certain transactions, including loans and purchases of assets, with an affiliated company only if the terms and conditions of the transaction, including credit standards, are substantially the same as, or at least as favorable to the bank as, those prevailing at the time for comparable transactions with non-affiliated companies or, in the absence of comparable transactions, on terms and conditions that would be offered to non-affiliated companies.
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
Changes in Laws and Monetary Policies
Recent Legislation. Various pieces of legislation, including proposals to change substantially the financial institution regulatory system, are from time to time introduced and considered by the Missouri state legislature and the U.S. Congress. In July 2010, President Barack Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which enacted substantial changes to the legal framework of the entire financial services industry. The Dodd-Frank Act mandates the passage of numerous rules and regulations by various regulatory agencies over the next few years. It also creates the Consumer Financial Protection Bureau, which will overtake supervision of most providers of consumer financial products and services, and will be empowered to declare acts or practices related to the delivery of a consumer financial product or service to be "unfair, deceptive or abusive." This law will continue to change banking regulation and the operating environment of the Company in substantial and unpredictable ways. These changes could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict the impact that the Dodd-Frank Act, and the various regulations issued thereunder will have on its business.
Key provisions of the EGRRCPA as it relates to community banks and bank holding companies include, but are not limited to: (i) designating mortgages held in portfolio as "qualified mortgages" for banks with less than $10 billion in assets, subject to certain documentation and product limitations; (ii) exempting banks with less than $10 billion in assets (and total trading assets and trading liabilities of 5% or less of total assets) from Volcker Rule requirements relating to proprietary trading; (iii) simplifying capital calculations for banks with less than $10 billion in assets by requiring federal banking agencies to establish a CBLR of tangible equity to average consolidated assets of not less than 8% or more than 10%, and provide that banks that maintain tangible equity in excess of such ratio will be deemed to be in compliance with risk-based capital and leverage requirements; (iv) assisting smaller banks with obtaining stable funding by providing an exception for reciprocal deposits from FDIC restrictions on acceptance of brokered deposits; (v) raising the eligibility for use of short-form Call Reports from $1 billion to $5 billion in assets; (vi) clarifying definitions pertaining to high-volatility commercial real estate, which require higher capital allocations, so that only loans with increased risk are subject to higher risk weightings; and (vii) changing the eligibility for use of the small bank holding company policy statement from institutions with under $1 billion in assets to institutions with under $3 billion in assets.
Fiscal Monetary Policies. The Company's business and earnings are affected significantly by the fiscal and monetary policies of the federal government and its agencies. The Company is particularly affected by the policies of the FRB, which regulates the supply of money and credit in the U.S. Among the instruments of monetary policy available to the FRB are:
•conducting open market operations in U.S. government securities;
•changing the discount rates of borrowings of depository institutions;
•imposing or changing reserve requirements against depository institutions' deposits; and
•imposing or changing reserve requirements against certain borrowings by bank and their affiliates.
These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on the Company's business, results of operations and financial condition.
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
We electronically file certain documents with the Securities and Exchange Commission (the "SEC"). We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K (as appropriate), along with any related amendments and supplements. From time-to-time, we also may file registration and related statements pertaining to equity or debt offerings. You may read and download the Company's SEC filings over the internet from several commercial document retrieval services as well as at the SEC's internet website (www.sec.gov).
The Company's internet website address is www.hawthornbancshares.com. Under the "Documents" menu tab of our website, we make available, without charge, the Company's public filings with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, or any amendments to those reports filed or furnished to the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Please note that any internet addresses provided in this report are for information purposes only and are not intended to be hyperlinks. Accordingly, no information found and/or provided at such internet addresses is intended or deemed to be incorporated by reference herein.
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

Risks Relating to Our Business and Market
Public Health Threats or Outbreaks of Communicable Diseases May Adversely Affect the Company's Operations and Financial Results. The Company and the Bank may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company's financial performance. For example, COVID-19 pandemic destabilized the financial markets in which the Bank operates, and the effects of the pandemic continue to cause disruption in the global economies and financial markets, including the Bank's local markets. The Company and the Bank are dependent upon the willingness and ability of the Bank's customers to conduct banking and other financial transactions, which could be limited in the event of a disease outbreak or pandemic. For example, in reaction to and as a preventative measure to attempt to slow the spread of COVID-19, government authorities in many states and municipalities implemented mandatory closures, shelter-in-place orders, and social distancing protocols, including orders within many of the geographic areas that the Bank operates. Although the Bank is typically considered an essential business, access to its branches and office locations may be restricted at times for the safety of its employees and customers. Limiting customer access to the Bank's physical business could prevent some customers from transacting with the Bank and lower demand for lending and other services offered by the Bank, adversely affecting the Bank's and the Company's cash flows, financial condition, results of operations, profitability and asset quality for an indefinite period of time. This could have a material adverse effect on the Bank's and Company's results of operations, financial condition, and liquidity. A resurgence of the COVID-19 pandemic, or the outbreak of another illness, disease or virus, and efforts to contain such pandemic or outbreak could:
•negatively impact customer demand of the Bank's lending and related services;
•cause the Bank to experience an increase in costs as a result of the Bank implementing operational changes to accommodate its newly-remote workforce;
•cause delayed payments from customers and uncollectible accounts, defaults, foreclosures, and declining collateral values, resulting in losses to the Bank and the Company;
•result in losses on the Bank's investment portfolio, due to volatility in the markets and lower trading volume driven by economic uncertainty;
•cause market interest rates to continue to decline, which could adversely affect the Bank's and the Company's net interest income and profitability;
•cause the Bank's credit losses to grow substantially; and
•impact availability of qualified personnel.
The ultimate extent of the COVID-19 pandemic's negative impact on the Bank and the Company are highly uncertain and cannot be predicted. Beyond the recent COVID-19 pandemic, the potential impacts of epidemics, pandemics, or other outbreaks of an illness, disease, or virus could therefore materially and adversely affect the Bank's and the Company's business, revenue, operations, financial condition, liquidity and cash flows.
Because We Primarily Serve Central and West Central Missouri, a Decline in the Local Economic Conditions Could Lower the Company's Profitability. The profitability of the Company is dependent on the profitability of the Bank, which operates out of central and west-central Missouri. The financial condition of the Bank is affected by slowing or recessionary economic conditions and business activity prevailing in the portion of Missouri in which its operations are located. Although our customers' business and financial interests may extend well beyond our market areas, the financial conditions of both the Company and the Bank would be adversely affected by deterioration in the general economic and real estate climate in Missouri.
An increase in unemployment, a decrease in profitability of regional businesses or real estate values, or an increase in interest rates are among the factors that could weaken the local economy. With a weaker local economy:
•customers may not want or need the products and services of the Bank,
•borrowers may be unable to repay their loans,
•the value of the collateral security of the Bank's loans to borrowers may decline,
•the number of loan delinquencies and foreclosures may increase, and

•the overall quality of the Bank's loan portfolio may decline.
Originating mortgage loans and consumer loans are a significant source of profits for the Bank. If individual customers in the local area do not want or need these loans, profits may decrease. Although the Bank could make other investments, the Bank may earn less revenue on these investments than on loans. Additionally, the Bank's losses on loans may increase if borrowers are unable to make payments on their loans.
Interest Rate Changes May Reduce the Profitability of the Company and the Bank. The primary source of earnings for the Bank is net interest income. To be profitable, the Bank has to earn more money in interest and fees on loans and other interest-earning assets than it pays as interest on deposits and other interest-bearing liabilities and as other expenses. If prevailing interest rates decrease, the amount of interest the Bank earn on loans and investment securities may decrease more rapidly than the amount of interest the Bank has to pay on deposits and other interest-bearing liabilities. This would result in a decrease in the profitability of the Company and the Bank.
Changes in the level or structure of interest rates also affect:
•the Bank's ability to originate loans,
•the value of the Bank's loan and securities portfolios,
•the Bank's ability to realize gains from the sale of loans and securities,
•the average life of the Bank's deposits, and
•the Bank's ability to obtain deposits.
Fluctuations in interest rates will ultimately affect both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the fair value of all interest-earning assets, other than interest-earning assets that mature in the short term. The Bank's interest rate management strategy is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements by matching the interest rate sensitivity of assets and liabilities. Although the Company believes that the Bank's current mix of loans, mortgage-backed securities, investment securities and deposits is reasonable, significant fluctuations in interest rates may have a negative effect on the profitability of the Bank.
Our Business Depends On Our Ability to Successfully Manage Credit Risk. The operation of our business requires us to manage credit risk. As a lender, the Bank is exposed to the risk that borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our loan officers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to address changes in economic or other conditions affecting borrowers (such as the current recessionary environment and rising interest rates) and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for loan losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.
The Company's Profitability Depends On The Bank's Asset Quality and Lending Risks. Success in the banking industry largely depends on the quality of loans and other assets. A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank's loan officers are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The Bank's failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of the Company and the Bank. There is a degree of credit risk associated with any lending activity. The Bank attempts to minimize its credit risk through loan diversification. Although the Bank's loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central, west central, and southwest Missouri. Therefore, the loan portfolio is susceptible to factors affecting the central, west central, and southwest Missouri area and the level of non-performing assets is heavily dependent upon local conditions. There can be no assurance that the level of the Bank's non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of the Company and the Bank.
The Provision for Probable Loan Losses May Need to Be Increased. The Bank makes a provision for loan losses based upon management's estimate of probable losses in the loan portfolio and its consideration of prevailing economic and environmental conditions. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company's control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. The Bank may need to increase the provision for loan losses through additional provisions in the future if, among other things, the financial condition of any of its borrowers deteriorates, if its borrower fails to perform its obligations to it, or if real estate values decline. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's loan portfolio, provision for loan losses, and real estate acquired by foreclosure. Such agencies may require the Bank to recognize additions to the provision for loan losses based on their judgments of information available to them at the time of the examination. Any additional provision for probable loan losses, whether required as a result of regulatory review or initiated by the Company itself, may materially alter the financial outlook of the Company and the Bank and may have a material adverse effect on the Company's financial condition and results of operations.
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
The Company's CECL committee implemented a model from a third-party vendor and continues to refine documentation and assumptions for transitioning to the CECL model effective January 1, 2023. In addition, the Company engaged a third-party, independent firm experienced in CECL matters to perform a validation of the model. The Company currently expects to record a one-time adjustment to retained earnings to increase the allowance for loan losses. The amount of the adjustments will be impacted by each portfolio’s composition and credit quality at the adoption date as well as economic conditions and forecasts at that time. Based on implementation progress to date, the Company believes the capital adequacy requirements to which it and the Bank are subject to, and its business strategies and practices, was not materially impacted following the adoption in the first quarter of 2023.
Adverse Market Conditions in the U.S. Economy and the Markets in Which We Operate Could Adversely Impact the Company's Business. General downward economic trends, such as the current recessionary economic environment, reduced availability of commercial credit, and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.
The economy is currently experiencing a period of heightened inflation and rising interest rates. In addition, during the COVID-19 pandemic, our growth was bolstered by temporary government programs, such as the SBA Paycheck Protection Program (PPP) pursuant to which we issued PPP loans in 2020 and 2021. Furthermore, real estate values and the demand for commercial real estate loans have not fully recovered, and reduced availability of commercial credit and continuing unemployment have negatively impacted the credit performance of commercial and consumer credit. Additional market developments such as worsening of economic conditions in other parts of the world would likely exacerbate the lingering effects of the difficult market conditions experienced by us and others in the financial services industry and could further slow, stall or reverse the slow economic recovery in the U.S. A further deterioration of overall market conditions, a continuation of the economic downturn or prolonged economic stagnation in the Company's markets may have a negative impact on its business, financial condition, results of operations and the trading price of its common stock. If the strength of the U.S. economy in general and the strength of the economy in areas where we lend were to stagnate or further decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on the Company's loan portfolio and provision for losses on loans. This may exacerbate the Company's exposure to credit risk, impair the Company's ability to assess the creditworthiness of its customers or to estimate the values of its assets and adversely affect the ability of borrowers to perform under the terms of their lending arrangements with us. Negative conditions in the real estate markets where we operate could adversely affect borrowers' ability to repay their loans and the value of the underlying collateral. Real estate values are affected by various factors, including general economic conditions, governmental rules or policies and natural disasters. These factors may adversely impact borrowers' ability to make required payments, which in turn, may negatively impact the Company's financial results. As a result of the difficult market and economic conditions referred to above, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and for bank regulatory agencies to be very aggressive in responding to concerns and trends identified in examinations. This increased government action may increase costs and limit the Company's ability to pursue certain business opportunities.
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
Smaller Commercial Borrowers May Have Fewer Financial Resources, Which May Impair Their Ability to Repay Loans. We provide lending to many small- to medium-sized customers, which frequently have fewer financial resources than larger entities (in terms of capital or borrowing capacity). Accordingly, these businesses may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair the borrower's ability to repay a loan. If these or other borrowers are harmed by adverse business conditions in the markets in which we operate, it may result in an adverse effect to the business, financial condition and results of operations of the Company or the Bank.
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
Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and failure to maintain sufficient liquidity could materially adversely affect our growth, business, profitability and financial condition. Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. We require sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on our debt obligations as they become due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of our business activity as a result of a slowdown in our market, adverse regulatory actions against us, or changes in the liquidity needs of our depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Our inability to raise funds through deposits, borrowings, the sale of loans, other sources, and our ability to maintain sufficient deposits, could have a substantial negative effect on our business, and could result in the closure of the Bank. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair our ability to fund operations and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.
We rely on customer deposits, including brokered deposits, and to a lesser extent on advances from the FHLB and federal funds purchased to fund our operations. Although we have historically been able to replace customer deposit withdrawals, maturing deposits, and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.
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
The FDIC's Changes in the Calculation of Deposit Insurance Premiums and Ability to Levy Special Assessments Could Increase the Company's Non-Interest Expense and May Reduce Its Profitability. The range of base assessment rates historically varies from 12 to 45 basis points depending on an institution's risk category, with newly added financial measures resulting in increased assessment rates for institutions heavily relying on brokered deposits to support rapid asset growth. However, the Dodd-Frank Act requires the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. On February 9, 2011, the FDIC adopted a final rule that defines the assessment base as the average consolidated total assets during the assessment period minus the average tangible equity of the insured depository institution during the assessment period. The FDIC also imposed a new assessment rate scale (which was revised further in 2016). Under the new system, banks will pay assessments at a rate between 2.5 and 32 basis points per assets minus tangible equity, depending upon an institution's risk category (the final rule also includes progressively lower assessment rate schedules when the FDIC's reserve ratio reaches certain levels). The rulemaking changes the current assessment rate schedule so the schedule will result in the collection of assessment revenue that is approximately the same as generated under the current rate schedule and current assessment base. Nearly all banks with assets less than $10 billion will pay smaller deposit insurance assessments as a result of the new rule. The majority of the changes in the FDIC's final rule became effective on April 1, 2011. The FDIC has the statutory authority to impose special assessments on insured depository institutions in an amount, and for such purposes, as the FDIC may deem necessary. The change in the calculation methodology for deposit insurance premiums and the possible emergency special assessments could increase non-interest expense and may adversely affect the Company's profitability.
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
If We Are Unable to Successfully Compete for Customers in the Company's Market Area, the Company's Financial Condition and Results of Operations Could Be Adversely Affected. The Bank faces substantial competition in making loans, attracting deposits and providing other financial products and services. The Bank has numerous competitors for customers in its market area.
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
The profitability of the Bank depends on its continued ability to attract new customers and compete in its service areas. Increased competition in our markets from new competitors, as well as the expanding operations of existing competitors, may result in:
•interest rate changes to various types of accounts;
•a decrease in the amounts of the Bank's loans and deposits;
•reduced spreads between loan rates and deposit rates; and
•loan terms that are less favorable to the bank.
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
The Bank is a Community Bank and Our Ability to Maintain the Bank's Reputation is Critical to the Success of Our Business and the Failure to Do So Could Materially Adversely Affect Our Performance. The Bank is a community bank, and its reputation is one of the most valuable components of our business. As such, we strive to conduct our business in a manner that enhances our reputation. This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates. However, employee error or employee and customer misconduct could subject us to financial losses or regulatory sanctions and seriously harm our reputation. Misconduct by our employees could include hiding unauthorized activities from us, improper or unauthorized activities on behalf of our clients or improper use of confidential information. It is not always possible to prevent employee error or misconduct, and the precautions we take to prevent and detect this activity may not be effective in all cases. Because the nature of the financial services business involves a high volume of transactions, certain errors may be repeated or compounded before they are discovered and successfully rectified. If our reputation is negatively affected, by the actions of our employees or otherwise, our business and, therefore, our operating results could be materially adversely affected.
Fraudulent Activity Could Damage Our Reputation, Disrupt Our Business, Increase our Costs and Cause Losses. Financial institutions are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, clients and other third parties targeting us and our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company or the Bank may experience financial losses or reputational harm as a result of fraud. In addition, we may be required to make significant capital expenditures in order to modify and enhance our protective measures or to investigate and remediate fraudulent activity. Although we have not experienced any material business or reputational harm as a result of fraudulent activities in the past, the occurrence of fraudulent activity could damage our reputation, disrupt our business, increase our costs and cause losses in the future.
Phase-out of the London Inter-Bank Offered Rate ("LIBOR") and Uncertainty Relating to Alternative Reference Rates May Adversely Affect Our Results of Operations. LIBOR is used extensively as a reference rate for various financial contracts, including adjustable-rate loans, asset-backed securities, and interest rate swaps. In July 2017, the United Kingdom's Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021, and such date was later extended to June 30, 2023. Accordingly, continuation of LIBOR cannot be guaranteed after June 30, 2023 and alternative reference rates must be established. Management is currently evaluating the impact of this transition as it relates to new and existing contracts and customers. We will be required to implement substitute indices for the calculation of interest rates under our loan agreements and we are currently evaluating appropriate alternatives to LIBOR. Implementing the LIBOR phase-out will involve additional expense and may reduce the value of our LIBOR-based loans and securities and impact the availability and cost of hedging instruments and borrowings. If we fail to successfully execute the transition, we may be subject to disputes or litigation with clients over the appropriateness of substitute LIBOR indices. The ultimate impact of the LIBOR phase-out on the valuations, pricing and operation of our financial instruments is not yet known and difficult to predict and may adversely affect our results of operations. At December 31, 2022, $10.0 million of our loans were tied to LIBOR.
The Company's Success Largely Depends on the Efforts of its Executive Officers. The success of the Company and the Bank has been largely dependent on the efforts of David Turner, Chairman, CEO, President, and Director, and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Mr. Turner, or any of the other key executive officers could have a materially adverse effect on the Company and the Bank.
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
Severe Weather, Natural Disasters, Pandemics, and Other External Events Could Significantly Impact Our Business. Severe weather, including tornadoes, droughts, hailstorms and other natural disasters, pandemics, such as the outbreak of COVID-19, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Operations in our markets could be disrupted by both the evacuation of large portions of the population as well as damage or lack of access to our banking and operation facilities. Military and political conflicts, including the current military conflict between Russia and Ukraine, may increase volatility in commodity and energy prices, create supply chain issues and cause instability in financial markets, which may adversely affect us and our clients. Other severe weather or natural disasters, pandemics, acts of war or terrorism or other adverse external events may occur in the future. Although management has established business continuity plans and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
Climate Change and Responses to Climate Change May Adversely Impact Our Business, Financial Condition and Results of Operations. Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers’ and businesses’ behaviors and business preferences, may cause us and our customers to experience cost increases, asset value reductions, operating process changes and delays in completion of projects. To the extent that climate change and responses to climate change negatively impact the businesses and financial condition of our customers, the credit risk associated with loans and other credit exposures to those customers may increase. In addition, weather events related to climate change could adversely affect our business and the businesses of our customers.

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
In July 2010, President Barack Obama signed into law the Dodd-Frank Act, which enacted substantial changes to the legal framework of the entire financial services industry. The Dodd-Frank Act mandates the passage of numerous rules and regulations by various regulatory agencies over the next few years. This legislation will change banking regulation and the operating environment of the Company in substantial and unpredictable ways. It could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. The Company cannot predict the impact that the Dodd-Frank Act, and the various regulations issued thereunder will have on its business.

These, and other future changes in the banking laws and regulations and tax and accounting rules applicable to financial institutions, could have a material adverse effect on the operations and financial condition of the Company and the Bank.
The Federal Reserve May Require the Company to Commit Capital Resources to Support the Bank. As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices for failure to adequately commit resources to a subsidiary bank. Accordingly, we may be required to make capital injections into a troubled subsidiary bank, even if such contribution creates a detriment to the Company or its stockholders. If we do not have sufficient resources on hand to fund the capital injection, we may be required to borrow funds or raise capital. Any such loans are subordinate in right of payment to deposits and to certain indebtedness of the subsidiary bank. In the event of bankruptcy of the bank holding company, claims based upon any commitments to fund capital injections are entitled to a priority of payment over claims made by general unsecured creditors, including holders of indebtedness. Thus, any borrowing incurred by the Company to make required capital injections to the Bank are difficult and expensive, and will adversely impact our financial condition, results of operations and future prospects.
The Short-Term And Long-Term Impact of the Changing Regulatory Capital Requirements and New Capital Rules is Uncertain. The federal banking agencies have substantially amended the regulatory capital rules applicable to us and the Bank. The amendments implement the Basel III Rules and changes required by the Dodd-Frank Act. The amended rules include new minimum risk-based capital and leverage ratios, which became effective in January 2015, with certain requirements to be phased in beginning in 2016, and refined the definition of what constitutes "capital" for purposes of calculating those ratios.
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
The EGRRCPA directs the federal banking agencies to develop a specified CBLR (that is, the ratio of a bank's equity capital to its consolidated assets) of not less than 8% and not more than 10%. On November 4, 2019, federal regulators issued final rules effective January 1, 2020 that provide certain banks and their holding companies with the option to elect out of complying with the Basel III Rules. Under this new rule, a qualifying community banking organization is eligible to elect the CBLR framework if it has a CBLR greater than 9% at the time of election. The final rule is described in more detail above under the section entitled "Regulatory Capital Requirements." As of December 31, 2020, the Company and the Bank each qualified to elect the CBLR framework because they had a CBLR of greater than 9% and satisfied the other requirements. The Company has not opted in to CBLR framework. The Company does not have immediate plans to elect to use the CBLR framework but may make such an election in the future.
Higher FDIC Deposit Insurance Premiums and Assessments Could Adversely Affect our Financial Condition. Our deposits are insured up to applicable limits by the DIF and are subject to deposit insurance assessments to maintain deposit insurance. As an FDIC-insured institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC. Growth in insured deposits at FDIC-insured financial institutions in recent years caused the ratio of the DIF to total insured deposits to fall below the current statutory minimum, and the FDIC has approved an increase in the base assessment rates to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level by the statutory deadline. Although we cannot predict what the insurance assessment rates will be in the future, either a deterioration in our risk-based capital ratios or further adjustments to the base assessment rates could have a material adverse impact on our business, financial condition, results of operations and cash flows.
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
Regulations Relating to Privacy, Information Security and Data Protection Could Increase Our Costs, Affect or Limit How We Collect and Use Personal Information and Adversely Affect Our Business Opportunities. We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Many state and federal banking regulators, states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notifications in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the U.S. and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of client or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.
Compliance with any current or future laws and regulations noted above (including those regarding security breach notification) could result in higher compliance costs and could restrict our ability to provide certain products and services, which could have a material adverse effect on our business, financial conditions or results of operations. Our failure to comply with any such laws could result in potentially significant regulatory or governmental investigations or actions, litigation, fines, sanctions and damage to our reputation, which could have a material adverse effect on our business, financial condition or results of operations.
We are Subject to Numerous Laws Designed to Protect Consumers, Including the Community Reinvestment Act and Fair Lending Laws, and Failure to Comply with These Laws Could Lead to a Wide Variety of Sanctions. The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects. We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.
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
We also face the potential risk of loss due to fraud, including commercial checking account fraud, automated teller machine (ATM) skimming and trapping, write-offs necessitated by debit card fraud, and other forms of online banking fraud, which are becoming more sophisticated and present new challenges as mobile banking increases, as well as employee fraud. Employee errors could also subject us to financial claims for negligence. We maintain a system of internal controls and insurance coverage to mitigate against operational risks, including data processing system failures and errors and customer or employee fraud. Should our internal controls fail to prevent or detect an occurrence, and if any resulting loss is not insured or exceeds applicable insurance limits, such failure could have a material adverse effect on our business, financial condition and results of operations.
The Operation of Our Business, Including Customer Interaction, is Increasingly Done Via Electronic Means, and This Has Increased Our Risks Related to Cybersecurity. We rely on the successful and uninterrupted functioning of our information technology and telecommunications systems to conduct our business. This includes internally developed systems, the systems of third-party service providers, and digital and mobile technologies. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems, and could damage our reputation, result in loss of customer business, subject us to regulatory scrutiny, or expose us to civil litigation and possible financial liability. We are exposed to the risk of cyber-attacks in the normal course of business, which can result from deliberate attacks or unintentional events. We have observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Cyber-attacks may also be carried out in a manner that does not require gaining unauthorized access, such as by causing denial-of-service attacks on websites. Cyber-attacks may be carried out by third parties or insiders using techniques that range from highly sophisticated efforts to electronically circumvent network security or overwhelm websites to more traditional intelligence gathering and social engineering aimed at obtaining information necessary to gain access. The objectives of cyber-attacks vary widely and can include theft of financial assets, intellectual property, or other sensitive information, including the information belonging to our banking customers. Cyber-attacks may also be directed at disrupting our operations.
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
We Rely On Others to Provide Key Components of Our Business Infrastructure. Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third party vendors carefully, we do not control their actions. If these third-party vendors experience financial, operational or technological difficulties, perform their services poorly or terminate their services, and we are unable to replace them with other service providers, our operations could be interrupted. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. If a service interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Replacing these third party vendors could also entail significant delay and additional expense.

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
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
Neither the Company nor Union owns or leases any property. The Company's principal offices are located at 132 East High Street, Jefferson City, Missouri 65101. The table below provides a list of the Bank's facilities.

Location	Approximate Square Footage	Owned or Leased		Net Book Value at December 31, 2022 (in thousands)
8127 East 171st Street, Belton, MO	13,000	Owned		$1,276
910 West Buchanan Street, California, MO	2,270	Owned		$288
102 North Second Street, Clinton, MO	11,524	Owned		$1,097
1400 East Ohio Street, Clinton, MO	13,551	Owned		$2,313
1712 East Ohio Street, Clinton, MO (inside a Walmart store)	540	Leased	(1)	$37
803 E. Walnut St, Columbia, MO	9,698	Leased	(2)	$995
1110 Club Village Drive, Columbia, MO	5,000	Owned		$1,162
115 South 2nd Street, Drexel, MO	4,000	Owned		$68
100 Plaza Drive, Harrisonville, MO	4,000	Owned		$472
17430 East 39th Street, Independence, MO	4,070	Owned		$456
220 West White Oak, Independence, MO	1,800	Owned		$20
132 East High Street, Jefferson City, MO	34,800	Owned		$2,117
3701 West Truman Blvd, Jefferson City, MO	21,000	Owned		$306
211 West Dunklin Street, Jefferson City, MO	2,500	Owned		$1,336
800 Eastland Drive, Jefferson City, MO	4,100	Owned		$523
3600 Amazonas Drive, Jefferson City, MO	26,000	Owned		$2,008
300 S.W. Longview Blvd, Lee's Summit, MO	11,700	Owned		$1,615
5 Victory lane, Suite 203 & 204, Liberty, MO	1,667	Leased	(3)	$ N/A
335 Chestnut, Osceola, MO	1,580	Owned		$55
595 VFW Memorial Drive, St. Robert, MO	2,236	Owned		$59
321 West Battlefield, Springfield, MO	12,500	Owned		$961
1891 Commercial Drive, Warsaw, MO	11,000	Owned		$1,258
12250 Weber Hill Rd Suite 125, St. Louis, MO	2,253	Leased	(4)	$ N/A
___________________________
(1)The term of this lease began in February 2019 and ends in January 2024.
(2)The term of this lease began in July 2018 and ends in July 2028.
(3)The term of this lease began in May 2022 and ends in April 2023.
(4)The term of this lease began in November 2020 and ends in December 2023.
Management believes that the current condition of each of the Bank's facilities is adequate for its business and that such facilities are adequately covered by insurance.
Item 3. Legal Proceedings.
The information required by this Item is set forth in Note 19, Commitments and Contingencies, in the Company's consolidated financial statements, included in the Company's Annual Report to Shareholders for the year ended December 31, 2022, incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers of the Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of the Company.

Name	Age	Position
David T. Turner	66	Chairman, Chief Executive Officer, President and Director
Stephen E. Guthrie	66	Senior Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	57	Senior Vice President, Secretary and Director
The business experience of the executive officers of the Company for the last five years is as follows:
David T. Turner has served as a director of the Company and of the Bank (or of its constituent predecessors) since January 1997. He has served as president of the Company since March 2002 and as chairman and chief executive officer of the Company since January 2011. He also currently serves as chairman, chief executive officer and president of the Bank. Mr. Turner served as vice chairman of the Company from June 1998 through March 2002 and as senior vice president of the Company from 1993 until June 1998. He served as president of a predecessor to the Bank from January 1997 through March 2002 when he assumed the position of chairman, chief executive officer and president. He served as senior vice president of that same predecessor from June 1992 through December 1996 and as its vice president from 1985 until June 1992.
Stephen E. Guthrie has served as Senior Vice President and Chief Financial Officer of the Company and of the Bank since May 2020. Prior to joining the Company, he most recently served as Executive Vice President and Chief Financial Officer of Landmark Bank in Columbia, Missouri, the wholly-owned subsidiary of The Landrum Company, from 2010 to 2020. The Landrum Company was recently acquired by Simmons First National Corporation, holding company for Simmons Bank. Mr. Guthrie served as Senior Vice President, Internal Audit and Risk & Controls for Capmark Finance Inc. from September 2006 to May 2010. From 2003 to 2006, Mr. Guthrie served as Vice President, Internal Audit and Corporate Security for AT&T Corp. From 2000 to 2003, Mr. Guthrie served as Vice President, Auditing Services for Pharmacia Corporation. From 1979 to 2000 Mr. Guthrie served in various capacities with Monsanto Company, serving as Chief Financial Officer of Monsanto Canada, Inc. from 1999 to 2000. Mr. Guthrie is a licensed CPA.
Kathleen L. Bruegenhemke has served as a director of our Company and of the Bank since March 2017 and as Chief Operating Officer of the Bank since January 2017. From October 2014 until December 2016 she served as Columbia Market President of Hawthorn Bank. She has served as Senior Vice President and Secretary of the Company since November 1997 and as Chief Risk Officer of the Company since June 2006. From January 1992 until November 1997, she served as Internal Auditor of the Bank (or of one of its constituent predecessors). Prior to joining the Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the FDIC. Ms. Bruegenhemke is a certified public accountant and possesses considerable expertise in overseeing various finance, regulatory compliance and risk management aspects of community banking, which she attained through over 30 years of service, first as a bank regulator and then as a dedicated employee of the Bank.
There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in the Company's 2022 Annual Report to Shareholders.
We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.
The Company's Purchases of Equity Securities
There were no purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined by applicable rules of the SEC) of shares the Company's common stock during the fourth quarter of the year ended December 31, 2022. The Company's 2019 Repurchase Plan was amended during the second quarter of 2021 to authorize the purchase of up to $5.0 million in market value of the Company's common stock. Management was given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. As of December 31, 2022, $2.1 million remained for share repurchase pursuant to that authorization.
Recent Issuance of Securities
None.

Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2022 Annual Report to Shareholders.
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
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•competitive pressures among financial services companies may increase significantly,
•changes in the interest rate environment may reduce interest margins,
•general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of the Company's loans and other assets,
•increases in non-performing assets in the Company's loan portfolios and adverse economic conditions may necessitate increases to the provisions for loan losses,
•costs or difficulties related to the integration of the business of the Company and its acquisition targets may be greater than expected,

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
Tools used by the Bank's management include modeling the effects on net interest income under different rate shock scenarios. At December 31, 2022, the Company's rate shock scenario models indicated that annual net interest income could change by as much as 3.01% or 5.80% should interest rates rise or fall, respectively, 200 basis points from their current level over a one-year period. These levels of interest rate risk are within limits set by the board in the Company's Funds Management, Investment Asset Liability Policy and Management believes this is an acceptable level of interest rate risk. However, there are no assurances that the change will not be more or less than this estimate.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2022 Annual Report to Shareholders.
Item 8. Financial Statements and Supplementary Data.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent registered public accounting firm and the information under the caption "Consolidated Financial Statements" in the Company's 2022 Annual Report to Shareholders.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this annual report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2022, the Company's disclosure controls and procedures were effective.
(b)Management's Report on Internal Control Over Financial Reporting.
The Company's management is responsible for establishing and maintaining effective internal control over financial reporting, as such term is defined in Securities Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon its assessment, management has concluded that, as of December 31, 2022, the Company's internal control over financial reporting, is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Management's assessment of the effectiveness of internal control over financial reporting, as of December 31, 2022, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting.
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hawthorn Bancshares, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Hawthorn Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements), and our report dated March 29, 2023 expressed an unqualified opinion on those consolidated financial statements.
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
March 29, 2023

Item 9B. Other Information.
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:
(i)the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)the information under the caption "Item 1: Election of Directors--Who are this year's nominees?" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(iii)the information under the caption "Item 1: Election of Directors--What is the business experience of the nominees and of our continuing board members?" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(iv)the information under the caption "Executive Officers of the Registrant" in Part I of this report;
(v)the information under the caption "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(vi)the information under the caption "Corporate Governance and Board Matters--Consideration of Director Nominees" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(vii)the information under the caption "Corporate Governance and Board Matters--Committees of the Board--Audit Committee" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees, including its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. This Code of Business Conduct and Ethics is posted on the Company's internet website (www.hawthornbancshares.com) under the "Governance Documents" menu tab and is available for your examination. A copy of this code will be furnished without charge upon written request to Corporate Secretary, Hawthorn Bancshares, Inc., 132 East High Street, Jefferson City, Missouri 65101. Any substantive amendment to, or waiver from, a provision of this code that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed in a report on Form 8-K.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)the information under the caption "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(ii)the information under the caption "Corporate Governance and Board Matters--Director Compensation" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Securities Authorized For Issuance Under Equity Compensation Plans
The Company has no equity compensation plan for its employees pursuant to which options, rights, warrants or other equity awards may be granted. As of December 31, 2022 the Company had no outstanding options, rights or warrants granted under any equity compensation plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)the information under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(iii)the information under the caption "Corporate Governance and Board Matters--Committees of the Board" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Independent Registered Public Accounting Firm Fees and Services" in the Company's definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
PART IV
Item 15. Exhibits and, Financial Statement Schedules.
(a)Exhibits, Financial Statements and Financial Statement Schedules:
1.Financial Statements:
The following consolidated financial statements of the Company and reports of the Company's independent registered public accounting firm, included in the Company's Annual Report to Shareholders for the year ended December 31, 2022 under the caption "Consolidated Financial Statements", are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm.
Auditor Name: KPMG LLP
Auditor Location: St. Louis, MO
Auditor Firm ID: 185
Consolidated Balance Sheets as of December 31, 2022 and 2021.

Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021, and 2020.
Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020.
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

13
The Company's 2022 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the Commission).

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

HAWTHORN BANCSHARES, INC.

Dated: March 29, 2023	By	/s/	David T. Turner
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

Date	Signature and Title

March 29, 2023	/s/ David T. Turner
David T. Turner, Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer) and Director

March 29, 2023	/s/ Stephen E. Guthrie
Stephen E. Guthrie, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 29, 2023	/s/ Kathleen L. Bruegenhemke
Kathleen L. Bruegenhemke, Director

March 29, 2023	/s/ Frank E. Burkhead
Frank E. Burkhead, Director

March 29, 2023	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 29, 2023	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 29, 2023	/s/ Gus S. (Jack) Wetzel III
Gus S. (Jack) Wetzel III, Director

March 29, 2023	/s/ Jonathan D. Holtaway
Jonathan D. Holtaway, Director

March 29, 2023	/s/ Jonathan L. States
Jonathan L. States, Director

March 29, 2023	/s/ Shawna M. Hettinger
Shawna M. Hettinger Director