Form 10-Q
period 2023-03-31
HAWTHORN BANCSHARES, INC.
filed 2023-05-15
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 15, 2023, the registrant had 6,768,581 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
2

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$18,301	$18,661
Federal funds sold	47	46
Other interest-bearing deposits	15,425	65,013
Cash and cash equivalents	33,773	83,720
Certificates of deposit in other banks	2,215	2,955
Available-for-sale debt securities, at fair value	259,653	250,747
Other investments	6,240	6,353
Total investment securities	265,893	257,100
Loans held for investment	1,542,074	1,521,252
Allowance for credit losses (1)	(21,979)	(15,588)
Net loans	1,520,095	1,505,664
Loans held for sale, at lower of cost or fair value	1,753	591
Premises and equipment - net	32,454	32,856
Mortgage servicing rights, at fair value	2,934	2,899
Other real estate owned - net	8,247	8,795
Accrued interest receivable	7,288	7,953
Cash surrender value - life insurance	2,582	2,567
Other assets (1)	18,587	18,440
Total assets	$1,895,821	$1,923,540
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$444,437	$453,443
Savings, interest checking and money market	817,183	923,602
Time deposits $250,000 and over	175,251	94,859
Other time deposits	171,141	160,175
Total deposits	1,608,012	1,632,079
Federal funds purchased and securities sold under agreements to repurchase	5,115	5,187
Federal Home Loan Bank advances and other borrowings	93,000	98,000
Subordinated notes	49,486	49,486
Operating lease liabilities	1,454	1,533
Accrued interest payable	1,602	902
Liability for unfunded commitments (1)	1,302	—
Other liabilities	7,498	8,942
Total liabilities	1,767,469	1,796,129
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,284,151 shares, respectively	7,284	7,284
Surplus	71,042	71,042
Retained earnings	88,329	91,789
Accumulated other comprehensive loss, net of tax	(27,313)	(31,714)
Treasury stock; 515,570 shares, at cost, respectively	(10,990)	(10,990)
Total stockholders’ equity	128,352	127,411
Total liabilities and stockholders’ equity	$1,895,821	$1,923,540
(1) March 31, 2023 amounts include the impacts of the January 1, 2023 adoption of ASU 2013-13. See Note 2 for details.
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
INTEREST INCOME
Interest and fees on loans	$18,803	$13,915
Interest and fees on loans held for sale	27	20
Interest on investment securities:
Taxable	847	788
Nontaxable	626	577
Federal funds sold	—	1
Other interest-bearing deposits and certificates of deposit in other banks	537	60
Dividends on other investments	93	75
Total interest income	20,933	15,436
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,854	316
Time deposit accounts $250,000 and over	1,150	113
Time deposits	548	276
Total interest expense on deposits	5,552	705
Interest on federal funds purchased and securities sold under agreements to repurchase	21	10
Interest on Federal Home Loan Bank advances	540	252
Interest on subordinated notes	872	324
Total interest expense on borrowings	1,433	586
Total interest expense	6,985	1,291
Net interest income	13,948	14,145
Provision for (release of) credit losses on loans and unfunded commitments (1)	680	(2,500)
Net interest income after provision for (release of) credit losses on loans and unfunded commitments	13,268	16,645
NON-INTEREST INCOME
Service charges and other fees	684	793
Bank card income and fees	960	961
Trust department income	271	340
Real estate servicing fees, net	193	231
Gain on sale of mortgage loans, net	496	888
Other	578	513
Total non-interest income	3,182	3,726
Investment securities gains (losses), net	8	(4)
NON-INTEREST EXPENSE
Salaries and employee benefits	7,003	6,886
Occupancy expense, net	795	786
Furniture and equipment expense	752	755
Processing, network, and bank card expense	1,157	1,142
Legal, examination, and professional fees	505	440
Advertising and promotion	357	293
Postage, printing, and supplies	193	190
Loan expense	385	145
Other	1,331	1,590
Total non-interest expense	12,478	12,227
Income before income taxes	3,980	8,140
Income tax expense	709	1,531
Net income	$3,271	$6,609
Basic earnings per share	$0.48	$0.97
Diluted earnings per share	$0.48	$0.97
(1) Prior to adoption of ASU No 2016-13 on January 1, 2023, credit losses were estimated using the incurred loss approach.
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Net income	$3,271	$6,609
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax	4,513	(19,582)
Defined benefit pension plans:
Amortization of net gains included in net periodic pension cost, net of tax	(112)	—
Total other comprehensive income (loss)	4,401	(19,582)
Total comprehensive income (loss)	$7,672	$(12,973)

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended March 31, 2023 and 2022
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2022	$7,284	$71,042	$91,789	$(31,714)	$(10,990)	$127,411
Adoption of ASU 2016-13	—	—	(5,581)	—	—	(5,581)
Balance, January 01, 2023	7,284	71,042	86,208	(31,714)	(10,990)	121,830
Net income	—	—	3,271	—	—	3,271
Other comprehensive income	—	—	—	4,401	—	4,401
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,150)	—	—	(1,150)
Balance, March 31, 2023	$7,284	$71,042	$88,329	$(27,313)	$(10,990)	$128,352

Balance, December 31, 2021	$7,024	$64,437	$82,300	$3,293	$(8,098)	$148,956
Net income	—	—	6,609	—	—	6,609
Other comprehensive loss	—	—	—	(19,582)	—	(19,582)
Purchase of treasury stock	—	—	—	—	(606)	(606)
Cash dividends declared, common stock ($0.15 per share)	—	—	(990)	—	—	(990)
Balance, March 31, 2022	$7,024	$64,437	$87,919	$(16,289)	$(8,704)	$134,387

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$3,271	$6,609
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses on loans and unfunded commitments	680	(2,500)
Depreciation expense	540	545
Net amortization of investment securities, premiums, and discounts	276	378
Change in fair value of mortgage servicing rights	(29)	48
Investment securities (gains) losses, net	(8)	4
Gain on sales and dispositions of premises and equipment	(132)	—
Gain on sales and dispositions of other real estate	(9)	(8)
Decrease in accrued interest receivable	665	380
Increase in cash surrender value - life insurance	(15)	(15)
Decrease in other assets	102	329
Decrease in operating lease liabilities	(79)	(74)
Increase in accrued interest payable	700	16
Decrease in other liabilities	(1,398)	(2,567)
Origination of mortgage loans held for sale	(20,910)	(26,935)
Proceeds from the sale of mortgage loans held for sale	20,238	29,085
Gain on sale of mortgage loans, net	(496)	(888)
Net cash provided by operating activities	3,396	4,407
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit in other banks	739	490
Net increase in loans	(20,903)	(31,812)
Purchase of available-for-sale debt securities	(8,505)	(14,581)
Proceeds from maturities of available-for-sale debt securities	4,427	11,284
Proceeds from calls of available-for-sale debt securities	610	2,250
Purchases of FHLB stock	(137)	(178)
Proceeds from sales of FHLB stock	258	92
Purchases of premises and equipment	(226)	(1,417)
Proceeds from sales of premises and equipment	126	—
Proceeds from sales of other real estate and repossessed assets	557	723
Net cash used in investing activities	(23,054)	(33,149)
Cash flows from financing activities:
Net decrease in demand deposits	(9,006)	(2,841)
Net decrease in interest-bearing transaction accounts	(106,419)	(66,194)
Net increase in time deposits	91,358	8,358
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(72)	(18,315)
Repayment of FHLB advances and other borrowings	(5,500)	(61)
FHLB advances	500	—
Purchase of treasury stock	—	(606)
Cash dividends paid - common stock	(1,150)	(993)
Net cash used in financing activities	(30,289)	(80,652)
Net decrease in cash and cash equivalents	(49,947)	(109,394)
Cash and cash equivalents, beginning of period	83,720	159,909
Cash and cash equivalents, end of period	$33,773	$50,515
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Three Months Ended March 31,
(In thousands)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,285	$1,275
Income taxes	$—	$—
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans net of (charge-offs)	$—	$(52)
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies
Hawthorn Bancshares, Inc. (the Company) through its subsidiary, Hawthorn Bank (the Bank), provides a broad range of banking services to individual and corporate customers located within the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. The Company is subject to competition from other financial and nonfinancial institutions that provide financial products. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.
The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with United States (U.S.) generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
The preparation of the consolidated financial statements includes all adjustments that, in the opinion of management, are necessary in order to make those statements not misleading. Management is required to make estimates and assumptions, including the determination of the allowance for credit losses, real estate acquired in connection with foreclosure or in satisfaction of loans, and fair values of investment securities available-for-sale that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Company’s management has evaluated and did not identify any subsequent events or transactions requiring recognition or disclosure in the consolidated financial statements other than mentioned below.
Stock Dividend. On July 1, 2022, the Company paid a special stock dividend of four percent (4%) to shareholders of record at the close of business on June 15, 2022. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.
Recently Adopted Accounting Pronouncements
Trouble Debt Restructurings. On January 1, 2023, the effective date of the guidance, the Company adopted Accounting Standards Update (ASU) 2022-02, “Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures”, on a prospective basis. ASU 2022-02 eliminated the accounting guidance for troubled debt restructurings (TDRs), while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. For entities that have already adopted ASU 2016-13, the amendments in ASU 2022-02 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective January 1, 2023, the Company adopted the amendments within ASU 2022-02, using the prospective transition method. ASU 2022-02 did not have a material impact on the Company's consolidated financial statements.
ASU 2016-13. On January 1, 2023, the Company adopted ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology commonly referred to as the current expected credit losses (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures such as loan commitments, standby letters of credit, financial guarantees, and other similar instruments. In addition, this standard made changes to the accounting for available-for-sale debt securities, including the requirement for credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities.
The Company adopted this standard using the modified retrospective method for all financial assets measured at amortized cost, and off-balance-sheet credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under the new standard while prior period amounts continue to be reported in accordance with previously applicable U.S.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
GAAP. The Company recorded an after-tax decrease to retained earnings of $5.6 million as of January 1, 2023 for the cumulative effect of adopting this standard.
The following table illustrates the impact of adoption of ASU 2016-13:

(in thousands)	December 31, 2022	Impact of Adoption	January 1, 2023
Assets:
Allowance for credit losses on loans	$15,588	$5,793	$21,381
Deferred tax asset	3,267	1,483	4,750
Liabilities:
Liability for unfunded commitments	—	1,272	1,272
Shareholders' Equity
Retained Earnings	91,789	(5,581)	86,208

(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s held for investment loan portfolio at March 31, 2023 and December 31, 2022 were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Commercial, financial, and agricultural	$227,992	$244,549
Real estate construction − residential	44,467	32,095
Real estate construction − commercial	157,860	137,235
Real estate mortgage − residential	363,634	361,025
Real estate mortgage − commercial	725,573	722,729
Installment and other consumer	22,548	23,619
Total loans held for investment	$1,542,074	$1,521,252
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. Accrued interest on loans totaled $5.9 million and $6.4 million at March 31, 2023 and December 31, 2022, respectively, and is included in the accrued interest receivable on the Company's Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At March 31, 2023, loans of $598.1 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.
Allowance for Credit Losses
The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily large loans on non-accrual status, are evaluated on an individual basis. The allowance for credit losses is a valuation account that is deducted from loans amortized cost basis to present the net amount expected to be collected on the instrument. Expected recoveries are included in the allowance and do not exceed the

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
aggregate of amounts previously charged-off and expected to be charged-off. Loans are charged off against the allowance for credit losses when management believes the balance has become uncollectible.
For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using relevant peer historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and the Company's outstanding loan balances during a lookback period. The Company chose to use relevant peer loan loss data due to statistical relevance concerns, low observation counts, historical data limitations, and the inability to secure loans through the cycle loan-level data. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of a single macroeconomic variable, which is the civilian unemployment rate. The adjustments are based on results from various regression models projecting the impact of the selected macroeconomic variable to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Agriculture loans also use the remaining life methodology for estimating life of loan losses. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.
Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance-sheet credit exposures, including unfunded loan commitments, unless the associated obligation is unconditionally cancellable by the Company. This allowance is included in other liabilities on the consolidated balance sheets with associated expense recognized as a component of the provision for credit losses on the consolidated statements of income. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans, however, the liability for unfunded lending commitments incorporates an assumption for the portion of unfunded commitments that are expected to be funded.
Sensitivity in the Allowance for Credit Loss Model
The allowance for credit losses is an estimate that requires significant judgment, including projections of the macroeconomic environment. The forecasted macroeconomic environment continuously changes, which can cause fluctuations in estimated expected losses.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table illustrates the changes in the allowance for credit losses by portfolio segment:

	Three Months Ended March 31, 2023
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,735	$157	$875	$3,329	$8,000	$326	$166	$15,588
Adoption of ASU 2016-13	(649)	291	2,894	1,890	1,613	(80)	(166)	5,793
Balance at January 1, 2023	2,086	448	3,769	5,219	9,613	246	—	21,381
Provision for (release of ) credit losses (1)	(144)	183	695	41	(123)	6	(8)	650
Loans charged off	30	—	—	—	5	58	—	93
Less recoveries on loans	(9)	—	—	(2)	(2)	(28)	—	(41)
Net loan charge-offs (recoveries)	21	—	—	(2)	3	30	—	52
Balance at end of period	$1,921	$631	$4,464	$5,262	$9,487	$222	$(8)	$21,979
Liability for Unfunded Commitments
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	104	341	569	107	150	1	—	1,272
Balance at January 1, 2023	104	341	569	107	150	1	—	1,272
Provision for credit losses on unfunded commitments	20	48	(7)	3	(8)	—	(26)	30
Balance at end of period	$124	$389	$562	$110	$142	$1	$(26)	$1,302
Allowance for credit losses on loans and liability for unfunded commitments	$2,045	$1,020	$5,026	$5,372	$9,629	$223	$(34)	$23,281

	Three Months Ended March 31, 2022
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,717	$137	$588	$2,482	$10,662	$256	$61	$16,903
Provision for (release of ) loan losses (1)	128	(77)	76	93	(2,897)	56	121	(2,500)
Loans charged off	35	—	—	—	75	56	—	166
Less recoveries on loans	(20)	—	—	(3)	(2)	(17)	—	(42)
Net loan charge-offs (recoveries)	15	—	—	(3)	73	39	—	124
Balance at end of period	$2,830	$60	$664	$2,578	$7,692	$273	$182	$14,279
(1) Beginning January 1, 2023, calculation is based on CECL methodology. Prior to January 1, 2023, calculation was based on probable incurred loss methodology.
On January 1, 2023, the Company's adoption of the CECL methodology resulted in an increase to the allowance for credit losses of $5.8 million and a liability for unfunded commitments totaling $1.3 million. Under the CECL methodology, the Company recorded a $0.7 million provision for credit losses in the first quarter of 2023 compared to a $2.5 million release of provision for loan losses in the first quarter of 2022 under the incurred-loss method.
Collateral-Dependent loans
Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Under the CECL methodology, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance on the fair value of collateral.
The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and the loan’s amortized cost. If the fair value of the collateral exceeds the loan’s amortized cost, no allowance is necessary. The Company’s policy is to obtain appraisals on any significant pieces of collateral. Higher discounts are applied in determining fair value for real estate collateral in industries that are undergoing significant stress, or for properties that are specialized use or have limited marketability.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
There have been no significant changes to the types of collateral securing the Company's collateral-dependent loans since December 31, 2022.

The amortized cost of collateral-dependent loans by class as of March 31, 2023 was as follows:

	Collateral Type
(in thousands)	Real Estate	Other	Allowance Allocated
March 31, 2023
Commercial, financial, and agricultural	$—	$50	$—
Real estate mortgage − residential	149	—	63
Real estate mortgage − commercial	18,228	—	—
Total	$18,377	$50	$63
Impaired Loans
The following impaired loans disclosures were superseded by ASU 2016-13.
The following table illustrates the allowance for loan losses and recorded investment by portfolio segment based on the impairment method:

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
December 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$36	$—	$11	$148	$62	$1	$—	$258
Collectively evaluated for impairment	2,699	157	864	3,181	7,938	325	166	15,330
Total	$2,735	$157	$875	$3,329	$8,000	$326	$166	$15,588
Loans outstanding:
Individually evaluated for impairment	$295	$—	$87	$1,863	$18,110	$6	$—	$20,361
Collectively evaluated for impairment	244,254	32,095	137,148	359,162	704,619	23,613	—	1,500,891
Total	$244,549	$32,095	$137,235	$361,025	$722,729	$23,619	$—	$1,521,252
Loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans which are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $20.4 million at December 31, 2022, and were comprised of loans on non-accrual status and loans classified as TDRs.
The net carrying value of impaired loans is based on the fair values of collateral obtained through independent appraisals, internal evaluations, or by discounting the total expected future cash flows. At December 31, 2022, $17.7 million of impaired loans were evaluated based on the fair value less estimated selling costs of the loans' collateral.
The categories of impaired loans at December 31, 2022 were as follows:

(in thousands)	December 31, 2022
Non-accrual loans	$18,700
Performing TDRs	1,661
Total impaired loans	$20,361

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following tables presents loans individually evaluated for impairment at December 31, 2022, segregated between loans for which an allowance was provided and loans for which no allowance was provided.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Specific Reserves	Average Recorded Investment
December 31, 2022
With no related allowance recorded:
Real estate mortgage − residential	$—	$—	$—	$1
Real estate mortgage − commercial	17,664	18,975	—	16,230
Total	$17,664	$18,975	$—	$16,231
With an allowance recorded:
Commercial, financial and agricultural	$295	$330	$36	$319
Real estate construction − commercial	87	127	11	93
Real estate mortgage − residential	1,863	2,080	148	2,189
Real estate mortgage − commercial	446	535	62	428
Installment and other consumer	6	6	1	90
Total	$2,697	$3,078	$258	$3,119
Total impaired loans	$20,361	$22,053	$258	$19,350
Credit Quality
The Company categorizes loans into risk categories based upon an internal rating system reflecting management’s risk assessment.
•Pass - loans which are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell in a timely manner, of any underlying collateral.
•Watch - loans which have one or more weaknesses identified that may result in the borrower being unable to meet repayment terms or when the Company’s credit position could deteriorate at some future date.
•Substandard - loans that are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected.
•Doubtful - loans which have all the weaknesses inherent in loans classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.
In the following tables, consumer loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to non-accrual status, in accordance with the Federal Financial Institutions Examination Counsel's Retail Credit Classification Policy.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at March 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
March 31, 2023
Commercial, Financial, & Agricultural
Pass	$19,920	$58,909	$38,221	$34,975	$5,761	$6,911	$49,034	$220	$213,951
Watch	—	2,744	82	724	123	348	3,567	—	7,588
Substandard	386	3,957	58	22	—	—	1,864	—	6,287
Non-accrual (1)	—	50	—	—	21	95	—	—	166
Total	$20,306	$65,660	$38,361	$35,721	$5,905	$7,354	$54,465	$220	$227,992
Real Estate Construction - Residential
Pass	$12,681	$28,902	$965	$760	$444	$—	$340	$—	$44,092
Watch	375	—	—	—	—	—	—	—	375
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual (1)	—	—	—	—	—	—	—	—	—
Total	$13,056	$28,902	$965	$760	$444	$—	$340	$—	$44,467
Real Estate Construction - Commercial
Pass	$12,835	$64,556	$72,260	$1,922	$73	$1,185	$1,498	$—	$154,329
Watch	744	1,660	241	—	—	14	103	—	2,762
Substandard	686	—	—	—	—	—	—	—	686
Non-accrual (1)	—	—	—	—	—	83	—	—	83
Total	$14,265	$66,216	$72,501	$1,922	$73	$1,282	$1,601	$—	$157,860
Real Estate Mortgage - Residential
Pass	$15,427	$141,707	$66,939	$52,760	$7,517	$30,034	$43,232	$—	$357,616
Watch	—	212	425	1,294	137	2,292	224	—	4,584
Substandard	—	—	—	—	—	520	—	—	520
Non-accrual (1)	—	56	—	241	—	357	260	—	914
Total	$15,427	$141,975	$67,364	$54,295	$7,654	$33,203	$43,716	$—	$363,634
Real Estate Mortgage - Commercial
Pass	$36,871	$234,139	$194,254	$96,532	$29,834	$53,122	$12,725	$501	$657,978
Watch	85	13,298	12,854	16,706	1,113	1,650	287	—	45,993
Substandard	—	225	2,674	—	46	302	—	—	3,247
Non-accrual (1)	1,789	2,775	13,522	233	—	36	—	—	18,355
Total	$38,745	$250,437	$223,304	$113,471	$30,993	$55,110	$13,012	$501	$725,573
Installment and other Consumer
Pass	$2,116	$9,284	$4,512	$2,439	$1,709	$592	$1,816	$—	$22,468
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual (1)	—	76	4	—	—	—	—	—	80
Total	$2,116	$9,360	$4,516	$2,439	$1,709	$592	$1,816	$—	$22,548
Total Portfolio
Pass	$99,850	$537,497	$377,151	$189,388	$45,338	$91,844	$108,645	$721	$1,450,434
Watch	1,204	17,914	13,602	18,724	1,373	4,304	4,181	—	61,302
Substandard	1,072	4,182	2,732	22	46	822	1,864	—	10,740
Non-accrual (1)	1,789	2,957	13,526	474	21	571	260	—	19,598
Total	$103,915	$562,550	$407,011	$208,608	$46,778	$97,541	$114,950	$721	$1,542,074
(1) The majority of non-accrual loans have a substandard risk grade

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the risk categories by class at December 31, 2022 (superseded by ASU 2016-13)

(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and other Consumer	Total
At December 31, 2022
Pass	$229,949	$32,095	$133,785	$353,121	$653,552	$23,613	$1,426,115
Watch	7,411	—	2,677	5,541	48,041	—	63,670
Substandard	6,894	—	686	500	3,026	—	11,106
Performing TDRs (1)	174	—	—	1,178	309	—	1,661
Non-accrual loans (1)	121	—	87	685	17,801	6	18,700
Total	$244,549	$32,095	$137,235	$361,025	$722,729	$23,619	$1,521,252
(1) The majority of non-accrual and performing TDRs loans have a substandard risk grade
Delinquent and Non-Accrual Loans
The delinquency status of loans is determined based on the contractual terms of the notes. Loans are generally classified as delinquent once payments become 30 days or more past due. The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of interest or principal is no longer probable. In general, loans are placed on non-accrual status when they become 90 days or more past due. However, management considers many factors before placing a loan on non-accrual status, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Subsequent interest payments received on non-accrual loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial condition of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the note through a sustained period of repayment performance, which is generally six months.
The following tables present the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2023 and December 31, 2022:

(in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual (1)	90 Days Past Due And Still Accruing	Total Non-performing Loans
March 31, 2023
Commercial, Financial, and Agricultural	$50	$116	$166	$—	$166
Real estate construction − commercial	—	83	83	—	83
Real estate mortgage − residential	—	914	914	—	914
Real estate mortgage − commercial	18,226	129	18,355	—	18,355
Installment and Other Consumer	—	80	80	1	81
Total	$18,276	$1,322	$19,598	$1	$19,599
December 31, 2022
Commercial, Financial, and Agricultural	$—	$121	$121	$—	$121
Real estate construction − commercial	—	87	87	—	87
Real estate mortgage − residential	—	685	685	—	685
Real estate mortgage − commercial	17,664	137	17,801	—	17,801
Installment and Other Consumer	—	6	6	1	7
Total	$17,664	$1,036	$18,700	$1	$18,701
(1) Includes $0.3 million of restructured loans as of both March 31, 2023 and December 31, 2022.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
No material amount of interest income was recognized on non-accrual loans during the three months ended March 31, 2023.
The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2023 and December 31, 2022:

(in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
March 31, 2023
Commercial, Financial, and Agricultural	$227,824	$2	$—	$166	$227,992
Real estate construction − residential	44,467	—	—	—	44,467
Real estate construction − commercial	157,777	—	—	83	157,860
Real estate mortgage − residential	361,087	1,633	—	914	363,634
Real estate mortgage − commercial	707,032	186	—	18,355	725,573
Installment and Other Consumer	22,375	92	1	80	22,548
Total	$1,520,562	$1,913	$1	$19,598	$1,542,074

December 31, 2022
Commercial, Financial, and Agricultural	$244,392	$36	$—	$121	$244,549
Real estate construction − residential	32,095	—	—	—	32,095
Real estate construction − commercial	137,148	—	—	87	137,235
Real estate mortgage − residential	359,672	668	—	685	361,025
Real estate mortgage − commercial	704,925	3	—	17,801	722,729
Installment and Other Consumer	23,506	106	1	6	23,619
Total	$1,501,738	$813	$1	$18,700	$1,521,252
Loan Modifications for Borrowers Experiencing Financial Difficulty Subsequent to the Adoption of ASU 2022-02
In the normal course of business, the Company may execute loan modifications with borrowers. These modifications are analyzed to determine whether the modification is considered concessionary, long-term and made to a borrower experiencing financial difficulty. The Company’s modifications generally include interest rate adjustments, principal reductions, and amortization and maturity date extensions. If a loan modification is determined to be made to a borrower experiencing financial difficulty, the loan is considered collateral-dependent and evaluated as part of the allowance for credit losses as described above in the Allowance for Credit Losses section of this note.

For the three months ended March 31, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term. For the three-month period ended March 31, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents information regarding modifications to borrowers experiencing financial difficulty as of March 31, 2023:

	March 31, 2023
(Dollars in thousands)	Number of contracts	Recorded Investment	% to Total Loans
Commercial, financial and agricultural	2	$171	0.01%
Real estate mortgage − residential	9	1,336	0.09%
Real estate mortgage − commercial	3	327	0.02%
Total	14	$1,834	0.12%
Troubled Debt Restructurings (TDRs) Prior to Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. See “Note 1 Summary of Significant Accounting Policies” in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 for more information on our TDR policy, and “Note 1, Summary of Significant Accounting Policies” in this report for more information on the adoption of ASU 2022-02.
At March 31, 2022, loans classified as TDRs totaled $2.2 million, of which $0.5 million were classified as non-performing TDRs and $1.7 million were classified as performing TDRs. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $179,000 related to TDRs were allocated to the allowance for loan losses at March 31, 2022.
For the three months ended March 31, 2022, the Company had no new TDRs. For the three months ended March 31, 2022, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. These loans are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. At March 31, 2023, the carrying amount of these loans was $1.8 million compared to $0.6 million at December 31, 2022.
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans

	March 31,	December 31,
(in thousands)	2023	2022
Real estate construction - commercial	$10,094	$10,094
Real estate mortgage - residential	110	179
Real estate mortgage - commercial	707	1,186
Total	$10,911	$11,459
Less valuation allowance for other real estate owned	(2,664)	(2,664)
Total other real estate owned and repossessed assets	$8,247	$8,795
Changes in the net carrying amount of other real estate owned and repossessed assets were as follows for the periods indicated:

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$11,459	$13,436
Additions net of (charge-offs)	—	(52)
Proceeds from sales	(557)	(723)
Net gain on sales	9	8
Total other real estate owned	$10,911	$12,669
Less valuation allowance for other real estate owned	(2,664)	(2,911)
Balance at end of period	$8,247	$9,758
At March 31, 2023, $0.1 million of consumer mortgage loans secured by residential real estate properties were in the process of foreclosure compared to no such consumer mortgage loans at December 31, 2022.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$2,664	$2,911
Provision for other real estate owned	—	—
Charge-offs	—	—
Balance at end of period	$2,664	$2,911

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2023 and December 31, 2022 were as follows:

		Gross Unrealized
(in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
March 31, 2023
U.S. Treasury	$5,125	$13	$(34)	$5,104
U.S. government and federal agency obligations	515	—	(25)	490
U.S. government-sponsored enterprises	27,499	—	(2,282)	25,217
Obligations of states and political subdivisions	134,531	28	(21,970)	112,589
Mortgage-backed securities	119,360	65	(15,045)	104,380
Other debt securities (a)	11,825	—	(1,099)	10,726
Bank issued trust preferred securities (a)	1,486	—	(339)	1,147
Total available-for-sale securities	$300,341	$106	$(40,794)	$259,653

December 31, 2022
U.S. Treasury	$2,198	$—	$(46)	$2,152
U.S. government and federal agency obligations	591	—	(32)	559
U.S. government-sponsored enterprises	26,499	—	(2,722)	23,777
Obligations of states and political subdivisions	134,994	—	(25,554)	109,440
Mortgage-backed securities	119,556	7	(16,864)	102,699
Other debt securities (a)	11,825	—	(882)	10,943
Bank issued trust preferred securities (a)	1,486	—	(309)	1,177
Total available-for-sale securities	$297,149	$7	$(46,409)	$250,747
(a) Certain hybrid instruments possessing characteristics typically associated with debt obligations.
The Company’s investment securities are classified as available for sale. Agency bonds and notes, loan certificates guaranteed by the Small Business Administration, residential and commercial agency mortgage-backed securities, and agency collateralized mortgage obligations include securities issued by the Government National Mortgage Association, a U.S. government agency, and the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the FHLB, which are U.S. government-sponsored enterprises.
Debt securities with carrying values aggregating approximately $205.3 million and $111.6 million at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2023, by contractual maturity, are shown below. Accrued interest on investments totaled $1.4 million and $1.5 million at March 31, 2023 and December 31, 2022, respectively, and is included in the accrued interest receivable on the Company's Consolidated Balance Sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$10,317	$10,157
Due after one year through five years	19,015	18,085
Due after five years through ten years	30,663	27,539
Due after ten years	120,986	99,492
Total	$180,981	$155,273
Mortgage-backed securities	119,360	104,380
Total available-for-sale securities	$300,341	$259,653
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent BankersBank (MIB) stock, that do not have readily determinable fair values, are required for membership in those organizations.

(in thousands)	March 31, 2023	December 31, 2022
Other securities:
FHLB stock	$6,035	$6,156
MIB stock	151	151
Equity securities with readily determinable fair values	54	46
Total other investment securities	$6,240	$6,353

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022 were as follows:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
March 31, 2023
U.S. Treasury	$468	$(3)	$1,391	$(31)	$1,859	$(34)
U.S. government and federal agency obligations	—	—	490	(25)	490	(25)
U.S. government-sponsored enterprises	996	(4)	24,221	(2,278)	25,217	(2,282)
Obligations of states and political subdivisions	3,968	(180)	106,281	(21,790)	110,249	(21,970)
Mortgage-backed securities	4,271	(119)	93,925	(14,926)	98,196	(15,045)
Other debt securities	6,652	(348)	4,074	(751)	10,726	(1,099)
Bank issued trust preferred securities	—	—	1,147	(339)	1,147	(339)
Total	$16,355	$(654)	$231,529	$(40,140)	$247,884	$(40,794)

(in thousands)
December 31, 2022
U.S. Treasury	$1,908	$(41)	$244	$(5)	$2,152	$(46)
U.S. government and federal agency obligations	559	(32)	—	—	559	(32)
U.S. government-sponsored enterprises	7,066	(933)	16,711	(1,789)	23,777	(2,722)
Obligations of states and political subdivisions	79,396	(15,421)	29,370	(10,133)	108,766	(25,554)
Mortgage-backed securities	33,334	(3,124)	68,911	(13,740)	102,245	(16,864)
Other debt securities	7,557	(443)	3,386	(439)	10,943	(882)
Bank issued trust preferred securities	—	—	1,177	(309)	1,177	(309)
Total	$129,820	$(19,994)	$119,799	$(26,415)	$249,619	$(46,409)
The total available-for-sale portfolio consisted of approximately 444 securities at March 31, 2023. The portfolio included 426 securities having an aggregate fair value of $247.9 million that were in a loss position at March 31, 2023. Securities identified as which had been in a loss position for 12 months or longer totaled $231.5 million at fair value at March 31, 2023. The $40.8 million aggregate unrealized loss included in accumulated other comprehensive loss at March 31, 2023 was caused by interest rate fluctuations. As of March 31, 2023, there was no allowance for credit loss related to the Company's available-for-sale securities as the decline in fair value did not result from credit issues.
The total available-for-sale portfolio consisted of approximately 439 securities at December 31, 2022. The portfolio included 436 securities having an aggregate fair value of $249.6 million that were in a loss position at December 31, 2022. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $119.8 million at fair value at December 31, 2022. The $46.4 million aggregate unrealized loss included in accumulated other comprehensive loss at December 31, 2022 was caused by interest rate fluctuations. Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at and December 31, 2022.
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
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2023	2022
Investment securities gains (losses), net
Available-for-sale securities:
Gross realized gains	$—	$—
Gross realized losses	—	—
Other-than-temporary impairment recognized	—	—
Other investment securities:
Fair value adjustments, net	8	(4)
Investment securities gains (losses), net	$8	$(4)
(5) Intangible Assets
Mortgage Servicing Rights
At March 31, 2023, the Company was servicing approximately $235.2 million of loans sold to the secondary market compared to $240.5 million at December 31, 2022, and $261.5 million at March 31, 2022. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $0.2 million for the three months ended March 31, 2023 compared to $0.3 million for the three months ended March 31, 2022.
The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2023	2022
Balance at beginning of period	$2,899	$2,659
Originated mortgage servicing rights	6	28
Changes in fair value:
Due to changes in model inputs and assumptions (1)	93	30
Other changes in fair value (2)	(64)	(78)
Total changes in fair value	29	(48)
Balance at end of period	$2,934	$2,639

(1)The change in fair value resulting from changes in valuation inputs or assumptions, reported in real estate servicing fees, net, used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)Other changes in fair value, reported in real estate servicing fees, net, reflect changes due to customer payments and passage of time.
The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of March 31, 2023 and 2022, respectively:

	Three Months Ended March 31,
	2023	2022
Weighted average constant prepayment rate	6.51%	9.40%
Weighted average note rate	3.44%	3.36%
Weighted average discount rate	11.00%	8.00%
Weighted average expected life (in years)	7.18	6.23

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(6) Deposits
The table below represents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 and brokered deposits for the periods indicated.

(aggregate amounts in thousands)	March 31, 2023	December 31, 2022
Time deposits with balances > $250,000	$175,251	$94,859
Brokered deposits	$40,122	$40,135

(7) Federal Funds Purchased and Securities Sold under Agreements to Repurchase

(in thousands)	March 31, 2023	December 31, 2022
Federal funds purchased	$—	$—
Repurchase agreements	5,115	5,187
Total	$5,115	$5,187
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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and continuous	Less than 90 days	Greater than 90 days	Total
March 31, 2023
U.S. government-sponsored enterprises	$5,115	$—	$—	$5,115
Total	$5,115	$—	$—	$5,115

December 31, 2022
U.S. government-sponsored enterprises	$5,187	$—	$—	$5,187
Total	$5,187	$—	$—	$5,187
(8) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally one to ten years. As of March 31, 2023, operating right of use (ROU) assets and liabilities were $1.4 million and $1.5 million, respectively. As of March 31, 2023, the weighted-average remaining lease term on these operating leases was approximately 5.6 years and the weighted-average discount rate used to measure the lease liabilities was approximately 4.0%.
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
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $93,000 for the three months ended March 31, 2023 compared to $94,000 for the three months ended March 31, 2022.
At adoption of ASU 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments, such as rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $28,000 for the three months ended March 31, 2023 compared to $24,000 for the three months ended March 31, 2022.
The table below summarizes the maturity of remaining operating lease liabilities:

Lease payments due in:	Operating Lease
(in thousands)
2023 (excluding 3 months ended March 31, 2023)	$274
2024	258
2025	257
2026	259
2027	262
Thereafter	309
Total lease payments	$1,619
Less imputed interest	(165)
Total lease liabilities, as reported	$1,454
(9) Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 17.8% for the three months ended March 31, 2023 compared to 18.8% for the three months ended March 31, 2022. The effective tax rate for each of the three months ended March 31, 2023 and 2022, respectively, is lower than the U.S. federal statutory rate of 21%, primarily due to tax-free revenues.
Included in the effective tax rate is a $13,000 benefit associated with a historic tax credit investment for the three months ended March 31, 2023. The investment is expected to generate a $0.3 million tax benefit over the life of the project and is being recognized under the deferral method of accounting.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of March 31, 2023. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.
The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three months ended March 31, 2023 and 2022, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(10) Stockholders’ Equity
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31, 2023
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(36,657)	$4,943	$(31,714)
Other comprehensive income (loss), before reclassifications	5,713	(142)	5,571
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive income (loss), before tax	5,713	(142)	5,571
Income tax (expense) benefit	(1,200)	30	(1,170)
Current period other comprehensive income (loss), net of tax	4,513	(112)	4,401
Balance at end of period	$(32,144)	$4,831	$(27,313)

	Three Months Ended March 31, 2022
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$362	$2,931	$3,293
Other comprehensive loss, before reclassifications	(24,787)	—	(24,787)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Current period other comprehensive loss, before tax	(24,787)	—	(24,787)
Income tax benefit	5,205	—	5,205
Current period other comprehensive loss, net of tax	(19,582)	—	(19,582)
Balance at end of period	$(19,220)	$2,931	$(16,289)

(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.
(11) Employee Benefit Plans
Employee Benefits
Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2023	2022
Payroll taxes	$467	$441
Medical plans	468	475
401(k) match and profit sharing	290	369
Periodic pension cost	283	437
Other	11	8
Total employee benefits	$1,519	$1,730
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
The accrued liability relating to the SERP was $1.7 million as of March 31, 2023, and the expense was $93,000 for both the three months ended March 31, 2023 and 2022 and was recognized over the required service period.
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
Components of Net Pension Cost and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension cost for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2023	2022
Service cost - benefits earned during the year	$254	$408
Interest costs on projected benefit obligations (a)	365	296
Expected return on plan assets (a)	(545)	(558)
Expected administrative expenses	29	29
Amortization of prior service cost (a)	—	—
Amortization of unrecognized net gain (a)	(142)	—
Net periodic pension cost	$(39)	$175

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
Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2023	2022
Basic earnings per share:
Net income available to shareholders	$3,271	$6,609
Average shares outstanding	6,768,581	6,864,823
Basic earnings per share	$0.48	$0.97
Diluted earnings per share	$0.48	$0.97
Repurchase Program
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. The Company did not repurchase any shares during the current quarter. As of March 31, 2023, $2.1 million remained available for share repurchases pursuant to the plan.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
long-lived assets, and core deposit intangible assets, which are reviewed when circumstances or other events indicate that impairment may have occurred.
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a recurring basis:
Available-for-Sale Securities
The fair value measurements of the Company’s investment securities are determined by a third party pricing service which considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value measurements are subject to management's independent verification to another pricing source for reasonableness each quarter.
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
Mortgage Servicing Rights (MSRs)
The fair value of MSRs is based on the discounted value of estimated future cash flows utilizing contractual cash flows, servicing rate, constant prepayment rate, servicing cost, and discount rate factors. Accordingly, the fair value is estimated based on a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees. The valuation models estimate the present value of estimated future net servicing income. The Company classifies its MSRs as Level 3.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Assets:
U.S. Treasury	$5,104	$5,104	$—	$—
U.S. government and federal agency obligations	490	—	490	—
U.S. government-sponsored enterprises	25,217	—	25,217	—
Obligations of states and political subdivisions	112,589	—	112,589	—
Mortgage-backed securities	104,380	—	104,380	—
Other debt securities	10,726	—	10,726	—
Bank-issued trust preferred securities	1,147	—	1,147	—
Equity securities	54	54	—	—
Interest rate lock commitments	108	—	—	108
Forward sale commitments	6	—	6	—
Loans held for sale	1,753	—	1,753	—
Mortgage servicing rights	2,934	—	—	2,934
Total	$264,508	$5,158	$256,308	$3,042
Liabilities:
Interest rate lock commitments	$1	$—	$—	$1
Forward sale commitments	10	—	10	—
Total	$11	$—	$10	$1

December 31, 2022
Assets:
U.S. Treasury	$2,152	$2,152	$—	$—
U.S. government and federal agency obligations	559	—	559	—
U.S. government-sponsored enterprises	23,777	—	23,777	—
Obligations of states and political subdivisions	109,440	—	109,440	—
Mortgage-backed securities	102,699	—	102,699	—
Other debt securities	10,943	—	10,943	—
Bank-issued trust preferred securities	1,177	—	1,177	—
Equity securities	46	46	—	—
Interest rate lock commitments	20	—	—	20
Forward sale commitments	3	—	3	—
Loans held for sale	591	—	591	—
Mortgage servicing rights	2,899	—	—	2,899
Total	$254,306	$2,198	$249,189	$2,919
Liabilities:
Interest rate lock commitments	$18	$—	$—	$18
Forward sale commitments	3	—	3	—
Total	$21	$—	$3	$18

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Three Months Ended March 31,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,899	$2,659	$2	$286
Total gains or (losses) (realized/unrealized):
Included in earnings	29	(48)	106	(8)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	(128)	(286)
Issues	6	28	127	25
Settlements	—	—	—	—
Balance at end of period	$2,934	$2,639	$107	$17
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral-Dependent Impaired Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff trained to perform in-house evaluations and also to review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2023, the Company identified $18.4 million in collateral-dependent loans that required $0.1 million allowance for credit losses. Related to these loans, there were $5,000 in charge-offs recorded during the three months ended March 31, 2023. As of March 31, 2022, the Company identified $15.4 million in collateral-dependent impaired loans that required no specific allowances for losses aggregating. Related to these loans, there were $23,000 in charge-offs recorded during the three months ended March 31, 2022.
Other Real Estate and Foreclosed Assets
Other real estate owned (OREO) and foreclosed assets consisted of loan collateral repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Subsequent to foreclosure, these assets are initially carried at fair value of the collateral less estimated selling costs. Fair value, when recorded, is generally based upon appraisals by approved, independent state-certified appraisers. Like impaired loans, appraisals on OREO may be discounted based on the Company’s historical knowledge, changes in market conditions from the time of appraisal or other information available. During the holding period, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, Total Gains (Losses)*
March 31, 2023
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$50	—	—	$50	$—
Real estate mortgage - residential	86	—	—	86	—
Real estate mortgage - commercial	18,228	—	—	18,228	(5)
Total	$18,364	$—	$—	$18,364	$(5)
Other real estate and repossessed assets	$8,247	$—	$—	$8,247	$9

March 31, 2022
Assets:
Collateral dependent impaired loans:
Real estate mortgage - commercial	$15,365	$—	$—	$15,365	$(23)
Total	$15,365	$—	$—	$15,365	$(23)
Other real estate and repossessed assets	$9,758	$—	$—	$9,758	$(45)

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
Cash Surrender Value - Life Insurance
The fair value of Bank-owned life insurance approximates the carrying amount. Upon liquidation of these investments, the Company would receive the cash surrender value which equals the carrying amount.

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022 is as follows:

			March 31, 2023
			Fair Value Measurements
	March 31, 2023		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$18,301	$18,301	$18,301	$—	$—
Federal funds sold and overnight interest-bearing deposits	15,472	15,472	15,472	—	—
Certificates of deposit in other banks	2,215	2,215	2,215	—	—
Available-for-sale securities	259,653	259,653	5,104	254,549	—
Other investment securities	6,240	6,240	54	6,186	—
Loans, net	1,520,095	1,434,610	—	—	1,434,610
Loans held for sale	1,753	1,753	—	1,753	—
Cash surrender value - life insurance	2,582	2,582	—	2,582	—
Interest rate lock commitments	108	108	—	—	108
Forward sale commitments	6	6	—	6	—
Accrued interest receivable	7,288	7,288	7,288	—	—
Total	$1,833,713	$1,748,228	$48,434	$265,076	$1,434,718
Liabilities:
Deposits:
Non-interest bearing demand	$444,437	$444,437	$444,437	$—	$—
Savings, interest checking and money market	817,183	817,183	817,183	—	—
Time deposits	346,392	342,896	—	—	342,896
Federal funds purchased and securities sold under agreements to repurchase	5,115	5,115	5,115	—	—
Federal Home Loan Bank advances and other borrowings	93,000	93,316	—	93,316	—
Subordinated notes	49,486	38,197	—	38,197	—
Interest rate lock commitments	1	1	—	—	1
Forward sale commitments	10	10		10
Accrued interest payable	1,602	1,602	1,602	—	—
Total	$1,757,226	$1,742,757	$1,268,337	$131,523	$342,897

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

			December 31, 2022
			Fair Value Measurements
	December 31, 2022		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$18,661	$18,661	$18,661	$—	$—
Federal funds sold and overnight interest-bearing deposits	65,059	65,059	65,059	—	—
Certificates of deposit in other banks	2,955	2,955	2,955	—	—
Available-for-sale securities	250,747	250,747	2,152	248,595	—
Other investment securities	6,353	6,353	46	6,307	—
Loans, net	1,505,664	1,389,018	—	—	1,389,018
Loans held for sale	591	591	—	591	—
Cash surrender value - life insurance	2,567	2,567	—	2,567	—
Interest rate lock commitments	20	20	—	—	20
Forward sale commitments	3	3	—	3	—
Accrued interest receivable	7,953	7,953	7,953	—	—
Total	$1,860,573	$1,743,927	$96,826	$258,063	$1,389,038
Liabilities:
Deposits:
Non-interest bearing demand	$453,443	$453,443	$453,443	$—	$—
Savings, interest checking and money market	923,602	923,602	923,602	—	—
Time deposits	255,034	250,433	—	—	250,433
Federal funds purchased and securities sold under agreements to repurchase	5,187	5,187	5,187	—	—
Federal Home Loan Bank advances and other borrowings	98,000	98,000	—	98,000	—
Subordinated notes	49,486	39,197	—	39,197	—
Interest rate lock commitments	18	18	—	—	18
Forward sale commitments	3	3	—	3	—
Accrued interest payable	902	902	902	—	—
Total	$1,785,675	$1,770,785	$1,383,134	$137,200	$250,451
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
The Company’s extent of involvement and maximum potential exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for financial instruments included on its consolidated balance sheets. At March 31, 2023, no amounts have been accrued for any estimated losses for these financial instruments.
The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

(in thousands)	March 31, 2023	December 31, 2022
Commitments to extend credit	$383,722	$388,264
Interest rate lock commitments	10,111	6,331
Forward sale commitments	1,723	576
Standby letters of credit	22,042	49,740
Total	$417,598	$444,911
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit ranged from one month to five years at March 31, 2023.
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
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•competitive pressures among financial services companies may increase significantly,
•changes in the interest rate environment may reduce interest margins,
•general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for credit losses,
•costs or difficulties related to any integration of any business of the Company and its acquisition targets may be greater than expected,
•legislative, regulatory or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged,
•credit and market risks relating to increasing inflation,
•the effects of the COVID-19 pandemic, or any resurgence thereof, or other external events may adversely affect the Company,
•changes may occur in the securities markets,
•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses, including after implementation of the credit impairment model for Current Expected Credit Losses (CECL),
•the continued use, availability, and reliability of the London Interbank Offered Rate (LIBOR) and the risks related to the transition from LIBOR to any alternate reference rate we may use, and
•our ability to maintain sufficient liquidity, primarily through deposits, in light of recent events in the banking industry.
We have described additional factors that could cause actual results to be materially different from those described in the forward-looking statements under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in other reports filed with the Securities Exchange Commission (SEC) from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time.

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the Bank), the Company, with $1.9 billion in assets at March 31, 2023, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.
The Company’s primary source of revenue is net interest income derived primarily from lending and deposit-taking activities. Much of the Company’s business is commercial, commercial real estate development, and residential mortgage lending. The Company’s income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancing activity.
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
The Bank is a full-service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, residential real estate loans, single-payment personal loans, installment loans and credit card accounts. In addition, the Bank provides trust services.
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

Allowance for Credit Losses
Management has identified the accounting policy related to the allowance for credit losses as critical to the understanding of the Company’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. Further discussion of the methodology used in establishing the allowance for credit losses and the impact of any associated risks related to these policies and estimates on the Company’s business operations is provided in Note 1 - Summary of Significant Accounting Policies and is also discussed in the Lending and Credit Management section below. Many of the loans are deemed collateral-dependent for purposes of the measurement of expected losses, thus the fair value of the underlying collateral and sensitivity of such fair values due to changing market conditions, supply and demand, condition of the collateral and other factors can be volatile over periods of time. Such volatility can have an impact on the financial performance of the Company.

Executive Summary
The Company has prepared all of the consolidated financial information in this report in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

	The Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2023	December 31, 2022	March 31, 2022
Net interest income	$13,948	$14,990	$14,145
Provision for (release of) credit losses on loans & unfunded commitments	680	100	(2,500)
Non-interest income	3,182	3,119	3,726
Investment securities gains (losses), net	8	(2)	(4)
Non-interest expense	12,478	12,576	12,227
Income before income taxes	3,980	5,431	8,140
Income tax expense	709	705	1,531
Net income	$3,271	$4,726	$6,609
Basic earnings per share	$0.48	$0.70	$0.97
Diluted earnings per share	$0.48	$0.70	$0.97
Efficiency ratio (1)	72.84%	69.46%	68.42%
Net interest spread	2.57%	3.00%	3.36%
Net interest margin	3.16%	3.43%	3.50%
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.

	The Three Months Ended
	March 31, 2023	December 31, 2022	March 31, 2022
Key Financial Ratios
Book value per share	$18.96	$18.76	$19.58
Market price per share	$23.38	$21.77	$24.31
Cash dividends paid on common stock	$1,150	$1,151	$993
Return on total assets	0.70%	1.01%	1.51%
Return on stockholders' equity	10.14%	15.72%	18.41%
Average stockholders' equity to total assets	6.87%	6.45%	8.22%

Capital Ratios
Stockholders' equity to assets	6.77%	6.62%	7.74%
Total risk-based capital ratio	13.81%	13.85%	14.66%
Tier 1 risk-based capital ratio	12.47%	12.52%	13.44%
Common equity Tier 1 capital	9.77%	9.89%	10.36%
Tier 1 leverage ratio (1)	10.43%	10.76%	10.99%

Asset Quality
Net-charge-offs (recoveries)	$52	$17	$124
Non-performing loans	$19,599	$18,701	$17,099
Classified assets	$91,640	$95,137	$104,073
Non-performing loans to total loans	1.27%	1.23%	1.28%
Non-performing assets to total assets	1.47%	1.43%	1.55%
Allowance for credit and loan losses to total loans	1.43%	1.02%	1.07%
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets
Results of Operations Highlights:
Consolidated net income of $3.3 million for the first quarter of 2023 (current quarter) decreased $1.5 million, or 30.8%, compared to the fourth quarter of 2022 (linked quarter) and decreased $3.3 million, or 50.5%, from the first quarter of 2022 (the prior-year quarter). Earnings per diluted share were $0.48 for the current quarter compared to $0.70 and $0.97 for the linked quarter and prior-year quarter, respectively. For the current quarter, the return on average assets was 0.70%, the return on average stockholders’ equity was 10.14%, and the efficiency ratio was 72.8%.
Net interest income of $13.9 million for the first quarter 2023, decreased $1.0 million from the linked quarter, and decreased $0.2 million from the prior year quarter. Net interest margin, on a fully taxable equivalent basis (FTE) basis, was 3.16% for the first quarter, a decrease from 3.43% and 3.50% for the linked quarter and the prior year quarter, respectively. These changes are discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis section below.
Non-interest income for the current quarter was $3.2 million, an increase of $0.1 million, or 2.0%, from the linked quarter, and a decrease of $0.5 million, or 14.6%, from the prior-year quarter. The change in the current quarter compared to the prior-year quarter was primarily due to the decrease in the gain on sale of real estate mortgages of $0.4 million, or 44.1%.
Non-interest expense for the current quarter was $12.5 million, a decrease of $0.1 million, or 0.8%, from the linked quarter, and an increase of $0.3 million, or 2.1%, from the prior-year quarter.

Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents decreased by $49.9 million, or 59.7%, to $33.8 million at the end of the current quarter as compared to the end of the linked quarter. Year-over-year, cash and cash equivalents decreased $16.7 million, or 33.1%, from $50.5 million at the end of the prior-year quarter. See Liquidity Management for further discussion.
Loans – Loans held for investment increased by $20.8 million, or 1.4%, to $1.5 billion at the end of the current quarter as compared to the end of the linked quarter. Year-over-year, loans held for investment increased $208.2 million, or 15.6%, from $1.3 billion at the end of the prior-year quarter.
Asset quality – Non-performing loans totaled $19.6 million at the end of the current quarter, an increase of $0.9 million from $18.7 million at the end of the linked quarter, and an increase of $2.5 million from $17.1 million at the end of the prior-year quarter. The increase in non-performing loans in the current quarter as compared to the prior-year quarter was primarily due to four large non-accrual loan relationships. The allowance for credit losses to total loans was 1.43% at March 31, 2023, compared to the allowance for loan losses to total loans of 1.02% at December 31, 2022 and 1.07% at March 31, 2022. These changes are discussed in greater detail under the Lending and Credit Management section below.
Deposits – Total deposits decreased by $24.1 million, or 1.5%, equal to $1.6 billion at the end of the current quarter as compared to the end of the linked quarter. Year-over-year deposits increased $151.9 million, or 10.4%, from $1.5 billion as of the end of the prior-year quarter.
Capital – On January 1, 2023, the Company adopted Accounting Standard Update (ASU) 2016-13 and recorded a one-time cumulative effect adjustment to retained earnings totaling $5.6 million. Total stockholders' equity was $128.4 million and the common equity to assets ratio was 6.77% at the end of the current quarter as compared to 6.62% and 7.74% at the end of the linked quarter and the prior-year quarter, respectively. Regulatory capital ratios remain “well-capitalized”, with a tier 1 leverage ratio of 10.43% and a total risk-based capital ratio of 13.81% at the end of the current quarter.
Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest-earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a FTE basis for each of the three month ended March 31, 2023 and 2022, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$232,467	$3,371	5.88%	$220,888	$2,832	5.20%
Real estate construction - residential	36,875	608	6.69	23,455	256	4.43
Real estate construction - commercial	147,848	1,862	5.11	95,935	996	4.21
Real estate mortgage - residential	361,853	4,509	5.05	281,824	2,837	4.08
Real estate mortgage - commercial	720,102	8,314	4.68	670,713	6,933	4.19
Installment and other consumer	23,097	227	3.99	22,342	206	3.74
Total loans	$1,522,242	$18,891	5.03%	$1,315,157	$14,060	4.34%
Loans held for sale	2,751	27	3.98	2,288	20	3.55
Investment securities:
U.S. Treasury	3,189	28	3.56	4,010	5	0.51
U.S. government and federal agency obligations	25,056	99	1.60	27,371	89	1.32
Obligations of states and political subdivisions	110,840	897	3.28	126,577	1,020	3.27
Mortgage-backed securities	103,821	522	2.04	132,922	510	1.56
Other debt securities	12,123	172	5.75	13,456	156	4.70
Total investment securities	$255,029	$1,718	2.73%	$304,336	$1,780	2.37%
Other investment securities	6,291	93	6.00	5,412	75	5.62
Federal funds sold	50	—	—	6,232	1	0.07
Interest bearing deposits in other financial institutions	48,304	537	4.51	70,824	60	0.34
Total interest earning assets	$1,834,667	$21,266	4.70%	$1,704,249	$15,996	3.81%
All other assets	87,239			83,294
Allowance for credit losses	(15,783)			(16,926)
Total assets	$1,906,123			$1,770,617
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$172,574	$15	0.04%	$176,648	$15	0.03%
NOW accounts	208,582	531	1.03	265,542	187	0.29
Interest checking	180,735	1,939	4.35	29,398	28	0.39
Money market	307,682	1,369	1.80	289,140	86	0.12
Time deposits	310,347	1,698	2.22	260,628	389	0.61
Total interest bearing deposits	$1,179,920	$5,552	1.91%	$1,021,356	$705	0.28%
Federal funds purchased and securities sold under agreements to repurchase	5,236	21	1.63	13,792	10	0.29
Federal Home Loan Bank advances and other borrowings	96,728	540	2.26	77,397	252	1.32
Subordinated notes	49,486	872	7.15	49,486	324	2.66
Total borrowings	$151,450	$1,433	3.84%	$140,675	$586	1.69%
Total interest bearing liabilities	$1,331,370	$6,985	2.13%	$1,162,031	$1,291	0.45%
Demand deposits	432,639			449,175
Other liabilities	11,247			13,849
Total liabilities	$1,775,256			$1,625,055
Stockholders' equity	130,867			145,562
Total liabilities and stockholders' equity	$1,906,123			$1,770,617
Net interest income (FTE)		$14,281			$14,705
Net interest spread			2.57%			3.36%
Net interest margin			3.16%			3.50%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended March 31, 2023 and 2022. Such adjustments totaled $0.3 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a FTE basis, by major category of interest-earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2023 compared to the three months ended March 31, 2022. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2023 vs. 2022
		Change due to
(in thousands)	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$539	$154	$385
Real estate construction - residential	352	186	166
Real estate construction - commercial	866	621	245
Real estate mortgage - residential	1,672	909	763
Real estate mortgage - commercial	1,381	533	848
Installment and other consumer	21	7	14
Loans held for sale	7	4	3
Investment securities:
U.S. Treasury	23	(1)	24
U.S. government and federal agency obligations	10	(8)	18
Obligations of states and political subdivisions	(123)	(127)	4
Mortgage-backed securities	12	(126)	138
Other debt securities	16	(17)	33
Other investment securities	18	13	5
Federal funds sold	(1)	(1)	—
Interest bearing deposits in other financial institutions	477	(25)	502
Total interest income	$5,270	$2,122	$3,148
Interest expense:
Savings	$—	$—	$—
NOW accounts	344	(49)	393
Interest checking	1,911	643	1,268
Money market	1,283	6	1,277
Time deposits	1,309	88	1,221
Federal funds purchased and securities sold under agreements to repurchase	11	(9)	20
Federal Home Loan Bank advances and other borrowings	288	75	213
Subordinated notes	548	—	548
Total interest expense	$5,694	$754	$4,940
Net interest income on a fully taxable equivalent basis	$(424)	$1,368	$(1,792)
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended March 31, 2023 and 2022. Such adjustments totaled $0.3 million for the three months ended March 31, 2023 compared to $0.6 million for the three months ended March 31, 2022.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 reflected a decrease in net interest income, on a tax equivalent basis, of $0.4 million, or 2.9%. Measured as a percentage of average earning assets, the net interest margin (expressed on a FTE basis) decreased to 3.16% for the three months ended March 31, 2023 compared to 3.50% for the three months ended March 31, 2022. While interest income increased $5.3 million in the current quarter compared to the prior year quarter, which was driven primarily by higher yields on interest-earning assets and growth in loans, interest expense increased $5.7 million resulting in a $0.4 million decrease in net interest income.
Average interest-earning assets increased $130.4 million, or 7.7%, to $1.83 billion for the three months ended March 31, 2023 compared to $1.70 billion for the three months ended March 31, 2022, and average interest-bearing liabilities increased $169.3 million, or 14.6%, to $1.33 billion for the three months ended March 31, 2023 compared to $1.16 billion for the three months ended March 31, 2022.
Total interest income (expressed on a FTE basis) was $21.3 million for the three months ended March 31, 2023 compared to $16.0 million for the three months ended March 31, 2022. The Company’s rates earned on interest-earning assets were 4.70% for the three months ended March 31, 2023 compared to 3.81% for the three months ended March 31, 2022.
Interest income on loans held for investment was $18.9 million for the three months ended March 31, 2023 compared to $14.1 million for the three months ended March 31, 2022.
Average loans outstanding increased $207.1 million, or 15.7%, to $1.52 billion for the three months ended March 31, 2023 compared to $1.32 billion for the three months ended March 31, 2022. The average yield on loans increased to 5.03% for the three months ended March 31, 2023 compared to 4.34% for the three months ended March 31, 2022. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $1.7 million for the three months ended March 31, 2023 compared to $1.8 million for the three months ended March 31, 2022.
Average securities decreased $49.3 million, or 16.2%, to $255.0 million for the three months ended March 31, 2023 compared to $304.3 million for the three months ended March 31, 2022. The average yield on securities increased to 2.73% for the three months ended March 31, 2023 compared to 2.37% for the three months ended March 31, 2022. See the Liquidity Management section for further discussion.
Total interest expense increased to $7.0 million for the three months ended March 31, 2023 compared to $1.3 million for the three months ended March 31, 2022. The Company’s rates paid on interest-bearing liabilities were 2.13% for the three months ended March 31, 2023 compared to 0.45% for the three months ended March 31, 2022. See the Liquidity Management section for further discussion.
Interest expense on deposits increased to $5.6 million for the three months ended March 31, 2023 compared to $0.7 million for the three months ended March 31, 2022.
Average interest-bearing deposits increased $158.6 million, or 15.5%, to $1.18 billion for the three months ended March 31, 2023 compared to $1.02 billion for the three months ended March 31, 2022. The average cost of deposits increased to 1.91% for the three months ended March 31, 2023 compared to 0.28% for the three months ended March 31, 2022.
Interest expense on borrowings increased $1.4 million for the three months ended March 31, 2023 compared to $0.6 million for the three months ended March 31, 2022.
Average borrowings increased to $151.5 million for the three months ended March 31, 2023 compared to $140.7 million for the three months ended March 31, 2022. The average cost of borrowings increased to 3.84% for the three months ended March 31, 2023 compared to 1.69% for the three months ended March 31, 2022. The increase in cost of funds primarily resulted from higher market interest rates.

Non-Interest Income and Expense
Non-interest income for the periods indicated was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Non-interest income
Service charges and other fees	$684	$793	$(109)	(13.7)%
Bank card income and fees	960	961	(1)	(0.1)%
Trust department income	271	340	(69)	(20.3)%
Real estate servicing fees, net	193	231	(38)	(16.5)%
Gain on sales of mortgage loans, net	496	888	(392)	(44.1)%
Other	578	513	65	12.7%
Total non-interest income	$3,182	$3,726	$(544)	(14.6)%
Non-interest income as a % of total revenue *	18.6%	20.8%
*Total revenue is calculated as net interest income plus non-interest income.
Total non-interest income decreased $0.5 million, or 14.6%, to $3.2 million for the three months ended March 31, 2023 compared to $3.7 million for the three months ended March 31, 2022. The decrease was primarily due to the decrease in gain on sale of real estate mortgages due to lower volumes of real estate mortgage loans sold as further discussed below.
Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) remained relatively flat at $0.2 million for the quarter ended March 31, 2023 compared to the quarter ended March 31, 2022.
Mortgage loan servicing fees earned on loans sold were $0.2 million for the three months ended March 31, 2023, compared to $0.3 million for the three months ended March 31, 2022. The current quarter's MSR valuation increased $29,000 from December 31, 2022 primarily due to an increase in market rates. Mortgage rates have increased significantly to over 6.0% for a new thirty-year conforming mortgage. The Company was servicing $235.2 million of mortgage loans at March 31, 2023 compared to $240.5 million and $261.5 million at December 31, 2022 and March 31, 2022, respectively.
Gain on sales of mortgage loans decreased $0.4 million to $0.5 million for the three months ended March 31, 2023 compared to $0.9 million for the three months ended March 31, 2022.
The Company sold $20.2 million of loans for the three months ended March 31, 2023, compared to $29.1 million for the three months ended March 31, 2022.
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments, which were recognized in earnings:

	Three Months Ended March 31,
(in thousands)	2023	2022
Investment securities gains (losses), net
Available-for-sale securities:
Gross realized gains	$—	$—
Gross realized losses	—	—
Other-than-temporary impairment recognized	—	—
Other investment securities:
Fair value adjustments, net	8	(4)
Investment securities gains (losses), net	$8	$(4)

Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022	$ Change	% Change
Non-interest expense
Salaries	$5,484	$5,156	$328	6.4%
Employee benefits	1,519	1,730	(211)	(12.2)
Occupancy expense, net	795	786	9	1.1
Furniture and equipment expense	752	755	(3)	(0.4)
Processing, network and bank card expense	1,157	1,142	15	1.3
Legal, examination, and professional fees	505	440	65	14.8
Advertising and promotion	357	293	64	21.8
Postage, printing, and supplies	193	190	3	1.6
Loan expense	385	145	240	165.5
Other	1,331	1,590	(259)	(16.3)
Total non-interest expense	$12,478	$12,227	$251	2.1%
Efficiency ratio*	72.8%	68.4%
Number of full-time equivalent employees	315	306
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense increased $0.3 million to $12.5 million for the three months ended March 31, 2023 compared to $12.2 million for the three months ended March 31, 2022.
Salaries increased $0.3 million, or 6.4%, to $5.5 million for the three months ended March 31, 2023 compared to $5.2 million for the three months ended March 31, 2022. The increase was primarily due to annual merit increases.
Employee benefits decreased $0.2 million, or 12.2%, to $1.5 million for the three months ended March 31, 2023 compared to $1.7 million for the three months ended March 31, 2022. The decrease was primarily due to a decrease in 401(k) plan contributions, medical premiums, and pension cost due to higher annual discount rate assumptions compared to the prior year's annual assumptions.
Loan expense increased $0.2 million, or 165.5%, to $0.4 million for the three months ended March 31, 2023 compared to $0.1 million for the three months ended March 31, 2022. The increase was primarily due to recognition of adjustment to dealers reserve that was related to prior years' activity.
Other non-interest expense decreased $0.3 million, or 16.3%, to $1.3 million for the three months ended March 31, 2023 compared to $1.6 million for the three months ended March 31, 2022. The decreases were primarily related to the change in the fair value adjustment for mortgage banking derivatives, telephone, and software expense related to network upgrades and maintenance agreements.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 17.8% for the three months ended March 31, 2023 compared to 18.8% for the three months ended March 31, 2022.
The decrease in the effective tax rate for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 was primarily attributable to the decrease in earnings,and an increase in tax-exempt income and additional tax planning initiatives. The effective tax rate for each of the three months ended March 31, 2023 and 2022 is lower than the U.S. federal statutory rate of 21%, primarily due to tax-free revenues.
Included in the effective tax rate is a $13,000 benefit associated with a historic tax credit investment for the three months ended March 31, 2023. The investment is expected to generate a $331,000 tax benefit over the life of the project and is being recognized under the deferral method of accounting.

Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 80.2% of total assets as of March 31, 2023 compared to 78.3% as of December 31, 2022.
Lending activities are conducted pursuant to an established loan policy approved by the Bank’s Board of Directors. The Bank’s credit review process is overseen by regional loan committees with established loan approval limits. In addition, a senior loan committee reviews all credit relationships in the aggregate over an established dollar amount. The senior loan committee meets weekly and is comprised of senior managers of the Bank.
Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated were as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$227,992	14.8%	$244,549	16.1%
Real estate construction − residential	44,467	2.9	32,095	2.1
Real estate construction − commercial	157,860	10.2	137,235	9.0
Real estate mortgage − residential	363,634	23.6	361,025	23.7
Real estate mortgage − commercial	725,573	47.1	722,729	47.5
Installment and other consumer	22,548	1.5	23,619	1.6
Total loans held for investment	$1,542,074	100.0%	$1,521,252	100.0%
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
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed-rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2023, the Company sold approximately $20.2 million of loans to investors compared to $29.1 million for the three months ended March 31, 2022. At March 31, 2023, the Company was servicing approximately $235.2 million of loans sold to the secondary market compared to $240.5 million at December 31, 2022, and $261.5 million at March 31, 2022.
Risk Elements of the Loan Portfolio
Management, internal loan review and the senior loan committee formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Loans in excess of $2.0 million in the aggregate and all adversely classified credits identified by management are reviewed by the senior loan committee. In addition, all other loans are reviewed on a risk weighted selection process. The senior loan committee reviews and reports to the Board of Directors, at scheduled meetings: past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, substandard, doubtful, or loss. During this review, management will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. Management follows the guidance provided in the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) Topic 326-20-30-2. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is individually analyzed and in conjunction with current economic conditions and loss experience, reserves are estimated as further discussed below.
Loans not individually evaluated are aggregated and collectively analyzed. Under ASC 326-20-30-2 and ASC 326-20-55-5, the Company should aggregate financial assets based on similar risk characteristics. Management determined that segmenting loans not individually analyzed by the federal call report codes represents the most prudent way to consolidate loans by their associated risk qualities.

General reserves are recorded for collectively analyzed loans using a consistent methodology. Two different models are used for calculating the general reserve. The Discounted Cash Flow model considers quantitative peer group historic loss experience, forecasts over the estimated life of the loan pools, industry data, and qualitative or environmental factors, such as: lending policies and procedures; economic conditions; the nature, volume and terms of the portfolio; lending staff and management; past due loans; the loan review system; collateral values; concentrations of credit; and external factors. The Remaining Life model applies a long-term average loss rate calculated using peer data that is adjusted for qualitative or environmental factors such as those previously noted. The model used depends on the loan portfolio segment.
Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. Based upon these procedures, both the allowance and provision for credit losses are adjusted to maintain the allowance at a level considered necessary by management to provide for expected losses inherent in the loan portfolio.
Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Non-accrual loans (c):
Commercial, financial, and agricultural	$166	$121
Real estate construction − commercial	83	87
Real estate mortgage − residential	914	685
Real estate mortgage − commercial	18,355	17,801
Installment and other consumer	80	6
Total	$19,598	$18,700
Loans contractually past - due 90 days or more and still accruing:
Installment and other consumer	$1	$1
Total	$1	$1
Total non-performing loans (a)	19,599	18,701
Other real estate owned and repossessed assets	8,247	8,795
Total non-performing assets	$27,846	$27,496

Loans held for investment	$1,542,074	$1,521,252
Allowance for credit losses on loans	21,979	15,588
Restructured loans accruing	1,571	1,661
Allowance for credit and loan losses to loans, respectively	1.43%	1.02%
Non-accrual loans to total loans	1.27%	1.23%
Non-performing loans to loans (a)	1.27%	1.23%
Non-performing assets to loans (b)	1.81%	1.81%
Non-performing assets to assets (b)	1.47%	1.43%
Allowance for credit and loan losses to non-accrual loans, respectively	112.15%	83.36%
Allowance for credit and loan losses to non-performing loans, respectively	112.14%	83.35%
(a)Non-performing loans include loans 90 days past due and accruing, non-accrual loans, and non-performing TDRs included in non-accrual loans and 90 days past due.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.
(c)Non-accrual loans include $0.3 million of restructured loans as of both March 31, 2023 and December 31, 2022.
Total non-performing assets were $27.8 million, or 1.81% of total loans, at March 31, 2023 compared to $27.5 million, or 1.81% of total loans, at December 31, 2022.
Total non-accrual loans at March 31, 2023 increased $0.9 million, or 4.8%, to $19.6 million compared to $18.7 million at December 31, 2022. There were $1,000 in loans past due 90 days and still accruing interest at both March 31, 2023 and

December 31, 2022. Other real estate and repossessed assets were $8.2 million and $8.8 million at March 31, 2023 and December 31, 2022, respectively. During the three months ended March 31, 2023, there were no non-accrual loans, net of charge-offs taken, added to other real estate owned and repossessed assets. During the three months ended March 31, 2022, an additional $0.1 million charge-off was recorded related to a property that moved into other real estate owned at the end of the fourth quarter of 2021.
As of March 31, 2023, approximately $10.7 million of loans classified as substandard, which include accruing restructured loans, and were not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms, compared to $12.8 million at December 31, 2022. Management believes the allowance for credit losses was sufficient to cover the risks and expected / probable losses related to such loans at March 31, 2023 and December 31, 2022, respectively.
Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326) which provides for the CECL credit loss model. The adoption of the standard resulted in an increase to the allowance for credit losses of $5.8 million and a new liability for unfunded commitments totaling $1.3 million. These one-time cumulative adjustments resulted in a $5.6 million tax-effected decrease to retained earnings.
The following table is a summary of the allocation of the allowance for credit losses:

	March 31, 2023		December 31, 2022
(in thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for credit losses at end of period:
Commercial, financial, and agricultural	$1,921	14.8%	$2,735	16.1%
Real estate construction − residential	631	2.9	157	2.1
Real estate construction − commercial	4,464	10.2	875	9.0
Real estate mortgage − residential	5,262	23.6	3,329	23.7
Real estate mortgage − commercial	9,487	47.1	8,000	47.5
Installment and other consumer	222	1.5	326	1.6
Unallocated	(8)	—	166	—
Total	$21,979	100.0%	$15,588	100.0%
The allowance for credit losses was $22.0 million, or 1.43%, of loans outstanding at March 31, 2023 compared to $15.6 million, or 1.02%, of loans outstanding at December 31, 2022. The ratio of the allowance for credit losses to non-performing loans was 112.14% at March 31, 2023, compared to the allowance for loan losses of 83.35% at December 31, 2022.

Provision for (Release of) Credit Losses

	Three Months Ended March 31,
(In thousands)	2023	2022
Provision for (release of) credit losses on loans	$650	$(2,500)
Provision for available-for-sale securities	—	—
Provision for credit losses for off-balance sheet commitments	30	—
Total Provision for (release of) credit losses	$680	$(2,500)
The Company recognized a provision for credit losses of $0.7 million for the three months ended March 31, 2023, compared to a release of provision for loan losses of $2.5 million for the three months ended March 31, 2022. The release of provision expense primarily resulted from the release of specific reserves totaling $2.8 million in the first quarter of 2022 due to returning the balances related to one loan relationship to accrual status from non-accrual status.
The following table summarizes credit loss experience for the periods indicated:

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans
Commercial, financial, and agricultural	$21	$232,467	0.01%	$15	$220,888	0.01%
Real estate construction − residential	—	36,875	—	—	23,455	—
Real estate construction − commercial	—	147,848	—	—	95,935	—
Real estate mortgage − residential	(2)	361,853	—	(3)	281,824	—
Real estate mortgage − commercial	3	720,102	—	73	670,713	0.01
Installment and other consumer	30	23,097	0.13	39	22,342	0.17
Total	$52	$1,522,242	—%	$124	$1,315,157	0.01%
Net Loan Charge-Offs (Recoveries)
The Company’s net charge-offs were $0.1 million, for the three months ended March 31, 2023 compared to $0.1 million, or 0.01% of average loans, for the three months ended March 31, 2022.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. These loans are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At March 31, 2023, the carrying amount of these loans was $1.8 million compared to $0.6 million at December 31, 2022.
Liquidity and Capital Resources
Liquidity Management
The role of liquidity management is to ensure that funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity to meet these demands is provided by maturing assets, short-term liquid assets that can be converted to cash and the ability to attract funds from external sources, principally depositors. Due to the nature of services offered by the Company, management prefers to focus on transaction accounts and full-service relationships with customers as the primary sources of funding.
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

(in thousands)	March 31, 2023	December 31, 2022
Federal funds sold	$47	$46
Other interest-bearing deposits	15,425	65,013
Certificates of deposit in other banks	2,215	2,955
Available-for-sale investment securities	259,653	250,747
Total	$277,340	$318,761
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $259.7 million at March 31, 2023 and included an unrealized net loss of $40.7 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $10.3 million over the next 12 months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At March 31, 2023 and December 31, 2022, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $54.4 million and $139.2 million, respectively.
Total investment securities pledged for these purposes were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$8,846	$8,563
Federal funds purchased and securities sold under agreements to repurchase	8,807	8,601
Other deposits	187,641	94,432
Total pledged, at fair value	$205,294	$111,596
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At March 31, 2023, such deposits totaled $1.4 billion and represented 86.6% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long-lasting relationships.

Core deposits at March 31, 2023 and December 31, 2022 were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Core deposit base:
Non-interest bearing demand	$444,437	$453,443
Interest checking	338,223	440,611
Savings and money market	438,838	442,856
Other time deposits	171,141	160,174
Total	$1,392,639	$1,497,084
Estimated uninsured deposits totaled $463.7 million, including $175.3 million of certificates of deposit, at March 31, 2023, compared to $420.3 million, including $94.9 million of certificates of deposit, at December 31, 2022. The Company had brokered deposits totaling $40.1 million at both March 31, 2023 and December 31, 2022.
Included within in the uninsured deposits at March 31, 2023 and December 31, 2022 are public funds deposits greater than $250,000 which are collateralized by the Company totaling $183.3 million and $111.6 million, respectively. The estimated uninsured and uncollateralized deposits ratio to total deposits at March 31, 2023 and December 31, 2022 was 17% and 19%, respectively.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (FHLB) advances, and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2023, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $8.3 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2023. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At March 31, 2023, there were $5.1 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at March 31, 2023.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of March 31, 2023, the Bank had $93.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at March 31, 2023 and December 31, 2022 were as follows:

(in thousands)	March 31, 2023	December 31, 2022
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$5,115	$5,187
Federal Home Loan Bank advances	93,000	98,000
Subordinated notes	49,486	49,486
Total	$147,601	$152,673
The Company pledges certain assets, including loans and investment securities to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and to borrow from these entities. Based on the type and value of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against this collateral. This collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window.

The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	March 31, 2023				December 31, 2022
(in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$370,125	$8,334	$35,000	$413,459	$355,391	$8,058	$60,000	$423,449
Letters of credit	(19,500)	—	—	(19,500)	(47,500)	—	—	(47,500)
Advances outstanding	(93,000)	—	—	(93,000)	(98,000)	—	—	(98,000)
Total available	$257,625	$8,334	$35,000	$300,959	$209,891	$8,058	$60,000	$277,949
At March 31, 2023, loans of $598.1 million were pledged to the FHLB as collateral for borrowings and letters of credit. At March 31, 2023, investments with a market value of $8.8 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated liquidity needs in both the short and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $33.8 million at March 31, 2023 compared to $83.7 million at December 31, 2022. The $49.9 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2023. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $3.4 million for the three months ended March 31, 2023.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $23.1 million during the three months ended March 31, 2023. The cash outflow primarily consisted of a net increase in loans held for investment of $20.9 million and $8.5 million in purchases of investment securities, partially offset by $5.0 million from maturities, calls and sales of investment securities.
Financing activities used total cash of $30.3 million during the three months ended March 31, 2023, resulting primarily from a $115.4 million decrease in demand deposits and interest-bearing transaction accounts. These decreases were partially offset by a $91.4 million increase in time deposits.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $417.6 million in unused loan commitments and standby letters of credit as of March 31, 2023. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $1.2 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $1.5 million and $3.5 million in dividends to the Company during the three months ended March 31, 2023 and 2022, respectively. At March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents totaling $2.8 million and $2.5 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.

Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. The Company did not repurchase any shares during the three months ended March 31, 2023. As of March 31, 2023, $2.1 million remained available for share repurchases pursuant to the plan. Repurchases under the plan may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for completion of share repurchases under the plan.
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
In July 2013, the federal banking agencies issued final rules to implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act (the "Basel III Rules"). The phase-in period for the Company began on January 1, 2015. The Federal Reserve System's capital adequacy guidelines require that bank holding companies maintain a common equity Tier 1 risk-based capital ratio equal to at least 4.5% of its risk-weighted assets, a Tier 1 risk-based capital ratio equal to at least 6% of its risk-weighted assets and a total risk-based capital ratio equal to at least 8% of its risk-weighted assets. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
In addition to the higher requirements, the Basel III Rules established that bank holding companies are required to maintain a common equity Tier 1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement was phased in over four years beginning in 2016. On January 1, 2016, the first phase of the requirement went into effect at 0.625% of risk-weighted assets, and increased each subsequent year by an additional 0.625 percentage points, to reach its final level of 2.5% of risk-weighted assets on January 1, 2019. At December 31, 2019, the capital conservation buffer requirement of 2.5% effectively raised the minimum required risk-based capital ratios to 7% common equity Tier 1 capital, 8.5% Tier 1 capital and 10.5% total capital on a fully phased-in basis.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III Rules, at March 31, 2023 and December 31, 2022, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2023
Total Capital (to risk-weighted assets):
Company	$225,994	13.81%	$171,862	10.50%	$—	N.A%
Bank	224,411	13.76%	171,305	10.50%	163,148	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$204,030	12.47%	$139,127	8.50%	$—	N.A%
Bank	206,268	12.64%	138,676	8.50%	130,518	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$159,851	9.77%	$114,575	7.00%	$—	N.A%
Bank	206,268	12.64%	114,203	7.00%	106,046	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$204,030	10.43%	$78,225	4.00%	$—	N.A%
Bank	206,268	10.60%	77,832	4.00%	97,290	5.00%

December 31, 2022
Total Capital (to risk-weighted assets):
Company	$222,873	13.85%	$169,025	10.50%	$—	N.A%
Bank	221,066	13.78%	168,431	10.50%	160,410	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$201,595	12.52%	$136,830	8.50%	$—	N.A%
Bank	205,318	12.80%	136,349	8.50%	128,328	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$159,125	9.89%	$112,684	7.00%	$—	N.A%
Bank	205,318	12.80%	112,287	7.00%	104,267	6.50%
Tier 1 leverage ratio:
Company	$201,595	10.76%	$74,936	4.00%	$—	N.A%
Bank	205,318	10.85%	75,678	4.00%	94,598	5.00%

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
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the ALCO with direction from the Board of Directors. The ALCO meets monthly to review, among other things, the sensitivity of the Company’s assets and liabilities to interest rate changes, and local and national market conditions and rates. The ALCO also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
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
The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2023 and December 31, 2022.

	% Change in projected net interest income
Hypothetical shift in interest rates	March 31,	December 31,
(bps)	2023	2022
200	0.58%	3.01%
100	0.92%	3.78%
(100)	2.27%	5.20%
(200)	2.79%	5.80%
The change in the Company’s interest rate risk exposure from December 31, 2022 to March 31, 2023 was primarily due to a change in the profile of the Company’s funding sources. At December 31, 2022, the Company had higher balances in customer deposit accounts, including a seasonal spike in certain public funds account balances. This funding source reprices immediately as interest rates change. Since December 31, 2022, there has been a shift from deposits that reprice immediately as the federal funds rate changes to more fixed-rate funding sources, including time deposits. A change in the mix of funding sources translates into lower projected net interest income growth when compared to December 31, 2022. The Company’s balance sheet is liability sensitive, where interest rate decreases translate into higher net interest income. Management believes that the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.
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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2023. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Impact of New Accounting Standards
Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments in this update were effective for all entities from March 12, 2020 through December 31, 2022. The Company continues to evaluate its LIBOR exposure. The trust-preferred subordinated debentures will transition to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve's final rule implementing the Adjustable Interest Rate Act. The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates, such as SOFR. The Company has evaluated its systems and is offering alternative rates and is no longer offering LIBOR-indexed rates on newly originated loans. The Company continues to evaluate the impact of the reference rate reform with regulatory guidelines regarding the cessation of LIBOR.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth in Note 15 - Commitments and Contingencies, Pending Litigation, in our Company’s Notes to Consolidated Financial Statements (unaudited).
Item 1A. Risk Factors
The disclosure below supplements the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
•The impact of larger or similar-sized financial institutions encountering financial difficulties may adversely affect the Company's business, earnings and financial condition.
The Company is exposed to the risk that when a peer financial institution experiences financial difficulties, there could be an adverse impact on the regional banking industry and the business environment in which it operates. The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during the first and second quarters of 2023 have caused a degree of panic and uncertainty in the investor community and among bank customers generally. While the Company does not believe that the circumstances of these three banks' failures are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry, including Hawthorn. The Company will continue to monitor the ongoing events concerning these three banks as well as any future potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

May 15, 2023	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Stephen E. Guthrie

May 15, 2023	Stephen E. Guthrie, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)