Form 10-Q
period 2023-06-30
HAWTHORN BANCSHARES, INC.
filed 2023-08-10
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 10, 2023, the registrant had 7,039,323 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
2

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except per share data)	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$23,167	$18,661
Federal funds sold	115	46
Other interest-bearing deposits	1,367	65,013
Cash and cash equivalents	24,649	83,720
Certificates of deposit in other banks	980	2,955
Available-for-sale debt securities, at fair value	251,616	250,747
Other investments	9,098	6,353
Total investment securities	260,714	257,100
Loans held for investment	1,563,206	1,521,252
Allowance for credit losses (1)	(22,236)	(15,588)
Net loans	1,540,970	1,505,664
Loans held for sale, at lower of cost or fair value	2,130	591
Premises and equipment - net	32,575	32,856
Mortgage servicing rights, at fair value	2,902	2,899
Other real estate owned - net	6,429	8,795
Accrued interest receivable	7,670	7,953
Cash surrender value - life insurance	2,596	2,567
Other assets (1)	19,094	18,440
Total assets	$1,900,709	$1,923,540
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$437,770	$453,443
Savings, interest checking and money market	812,264	923,602
Time deposits $250,000 and over	112,915	94,859
Other time deposits	180,321	160,175
Total deposits	1,543,270	1,632,079
Federal funds purchased and securities sold under agreements to repurchase	5,503	5,187
Federal Home Loan Bank advances and other borrowings	164,275	98,000
Subordinated notes	49,486	49,486
Operating lease liabilities	1,374	1,533
Accrued interest payable	1,479	902
Liability for unfunded commitments (1)	1,137	—
Other liabilities	7,712	8,942
Total liabilities	1,774,236	1,796,129
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,284,151 shares, respectively	7,284	7,284
Surplus	77,047	71,042
Retained earnings	83,722	91,789
Accumulated other comprehensive loss, net of tax	(30,590)	(31,714)
Treasury stock; 515,570 shares, at cost, respectively	(10,990)	(10,990)
Total stockholders’ equity	126,473	127,411
Total liabilities and stockholders’ equity	$1,900,709	$1,923,540
(1) June 30, 2023 amounts include the impacts of the January 1, 2023 adoption of ASU 2016-13. See Note 2 for details.
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$20,168	$14,588	$38,971	$28,503
Interest and fees on loans held for sale	33	26	60	46
Interest on investment securities:
Taxable	883	791	1,730	1,579
Nontaxable	632	624	1,258	1,202
Federal funds sold	1	4	1	5
Other interest-bearing deposits and certificates of deposit in other banks	102	43	640	102
Dividends on other investments	108	66	200	141
Total interest income	21,927	16,142	42,860	31,578
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,642	578	7,495	893
Time deposit accounts $250,000 and over	1,525	130	2,676	243
Time deposits	810	194	1,358	471
Total interest expense on deposits	5,977	902	11,529	1,607
Interest on federal funds purchased and securities sold under agreements to repurchase	24	9	45	19
Interest on Federal Home Loan Bank advances	815	248	1,355	501
Interest on subordinated notes	909	422	1,781	745
Total interest expense on borrowings	1,748	679	3,181	1,265
Total interest expense	7,725	1,581	14,710	2,872
Net interest income	14,202	14,561	28,150	28,706
Provision for (release of) credit losses on loans and unfunded commitments (1)	—	1,200	680	(1,300)
Net interest income after provision for (release of) credit losses on loans and unfunded commitments	14,202	13,361	27,470	30,006
NON-INTEREST INCOME
Service charges and other fees	737	835	1,420	1,628
Bank card income and fees	1,055	1,063	2,015	2,024
Trust department income	266	296	538	636
Real estate servicing fees, net	99	248	292	478
Gain on sale of mortgage loans, net	667	806	1,162	1,695
(Provision for) release of other real estate owned	(1,831)	28	(1,831)	28
Other	603	372	1,182	885
Total non-interest income	1,596	3,648	4,778	7,374
Investment securities gains (losses), net	7	(9)	15	(13)
NON-INTEREST EXPENSE
Salaries and employee benefits	6,850	6,616	13,854	13,502
Occupancy expense, net	801	765	1,595	1,550
Furniture and equipment expense	716	771	1,467	1,526
Processing, network, and bank card expense	1,320	1,142	2,477	2,284
Legal, examination, and professional fees	443	375	948	815
Advertising and promotion	353	304	709	597
Postage, printing, and supplies	179	226	373	416
Loan expense	239	157	624	303
Other	1,824	1,184	3,155	2,774
Total non-interest expense	12,725	11,540	25,202	23,767
Income before income taxes	3,080	5,460	7,061	13,600
Income tax expense	531	971	1,241	2,502
Net income	$2,549	$4,489	$5,820	$11,098
Basic earnings per share	$0.36	$0.64	$0.83	$1.57
Diluted earnings per share	$0.36	$0.64	$0.83	$1.57
(1) Prior to adoption of ASU No 2016-13 on January 1, 2023, credit losses were estimated using the incurred loss approach.
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Net income	$2,549	$4,489	$5,820	$11,098
Other comprehensive (loss) income, net of tax
Investment securities available-for-sale:
Change in unrealized (losses) gains on investment securities available-for-sale, net of tax	(3,136)	(11,426)	1,377	(31,008)
Defined benefit pension plans:
Amortization of net gains included in net periodic pension cost, net of tax	(141)	—	(253)	—
Total other comprehensive (loss) income	(3,277)	(11,426)	1,124	(31,008)
Total comprehensive (loss) income	$(728)	$(6,937)	$6,944	$(19,910)

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended June 30, 2023 and 2022
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2023	$7,284	$71,042	$88,329	$(27,313)	$(10,990)	$128,352
Net income	—	—	2,549	—	—	2,549
Other comprehensive loss	—	—	—	(3,277)	—	(3,277)
Stock dividend	—	6,005	(6,005)	—	—	—
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,151)	—	—	(1,151)
Balance, June 30, 2023	$7,284	$77,047	$83,722	$(30,590)	$(10,990)	$126,473

Balance, March 31, 2022	$7,024	$64,437	$87,919	$(16,289)	$(8,704)	$134,387
Net income	—	—	4,489	—	—	4,489
Other comprehensive loss	—	—	—	(11,426)	—	(11,426)
Purchase of treasury stock	—	—	—	—	(2,286)	(2,286)
Stock dividend	—	6,865	(6,865)	—	—	—
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,106)	—	—	(1,106)
Balance, June 30, 2022	$7,024	$71,302	$84,437	$(27,715)	$(10,990)	$124,058

	Six Months Ended June 30, 2023 and 2022
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stock - holders' Equity
Balance, December 31, 2022	$7,284	$71,042	$91,789	$(31,714)	$(10,990)	$127,411
Adoption of ASU 2016-13	—	—	(5,581)	—	—	(5,581)
Balance, January 01, 2023	7,284	71,042	86,208	(31,714)	(10,990)	121,830
Net income	—	—	5,820	—	—	5,820
Other comprehensive income	—	—	—	1,124	—	1,124
Stock dividend	—	6,005	(6,005)	—	—	—
Cash dividends declared, common stock ($0.34 per share)	—	—	(2,301)	—	—	(2,301)
Balance, June 30, 2023	$7,284	$77,047	$83,722	$(30,590)	$(10,990)	$126,473

Balance, December 31, 2021	$7,024	$64,437	$82,300	$3,293	$(8,098)	$148,956
Net income	—	—	11,098	—	—	11,098
Other comprehensive loss	—	—	—	(31,008)	—	(31,008)
Purchase of treasury stock	—	—	—	—	(2,892)	(2,892)
Stock dividend	—	6,865	(6,865)	—	—	—
Cash dividends declared, common stock ($0.32 per share)	—	—	(2,096)	—	—	(2,096)
Balance, June 30, 2022	$7,024	$71,302	$84,437	$(27,715)	$(10,990)	$124,058

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$5,820	$11,098
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses on loans and unfunded commitments	680	(1,300)
Depreciation expense	1,075	1,083
Net amortization of investment securities, premiums, and discounts	524	765
Change in fair value of mortgage servicing rights	27	(31)
Investment securities (gains) losses, net	(15)	13
Gain on sales and dispositions of premises and equipment	(154)	(141)
Gain on sales and dispositions of other real estate	(48)	(2)
Provision for (release of) other real estate owned	1,831	(28)
Decrease in accrued interest receivable	283	175
Increase in cash surrender value - life insurance	(29)	(29)
Decrease (increase) in other assets	282	(1,111)
Decrease in operating lease liabilities	(159)	(150)
Increase in accrued interest payable	577	77
Decrease in other liabilities	(1,333)	(4,358)
Origination of mortgage loans held for sale	(47,593)	(52,610)
Proceeds from the sale of mortgage loans held for sale	47,186	54,748
Gain on sale of mortgage loans, net	(1,162)	(1,695)
Net cash provided by operating activities	7,792	6,504
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit in other banks	1,974	988
Net increase in loans	(41,822)	(125,843)
Purchase of available-for-sale debt securities	(8,505)	(17,174)
Proceeds from maturities of available-for-sale debt securities	8,241	18,478
Proceeds from calls of available-for-sale debt securities	615	2,280
Purchases of FHLB stock	(9,320)	(3,833)
Proceeds from sales of FHLB stock	6,590	4,119
Purchases of premises and equipment	(905)	(1,653)
Proceeds from sales of premises and equipment	161	298
Proceeds from sales of other real estate and repossessed assets	627	1,348
Net cash used in investing activities	(42,344)	(120,992)
Cash flows from financing activities:
Net decrease in demand deposits	(15,673)	18,696
Net decrease in interest-bearing transaction accounts	(111,338)	(22,304)
Net increase in time deposits	38,202	17,596
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	316	(16,894)
Repayment of FHLB advances and other borrowings	(163,800)	(95,477)
FHLB advances	230,075	86,059
Purchase of treasury stock	—	(2,892)
Cash dividends paid - common stock	(2,301)	(1,983)
Net cash used in financing activities	(24,519)	(17,199)
Net decrease in cash and cash equivalents	(59,071)	(131,687)
Cash and cash equivalents, beginning of period	83,720	159,909
Cash and cash equivalents, end of period	$24,649	$28,222
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Six Months Ended June 30,
(In thousands)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,133	$2,795
Income taxes	$820	$3,261
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans net of (charge-offs)	$44	$(52)
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
The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with United States (U.S.) generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
Stock Dividend. On July 1, 2023, the Company paid a special stock dividend of four percent (4%) to shareholders of record at the close of business on June 15, 2023. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.
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
The following table illustrates the impact of adoption of ASU 2016-13:

(in thousands)	December 31, 2022	Impact of Adoption	January 1, 2023
Assets:
Allowance for credit losses on loans	$15,588	$5,793	$21,381
Deferred tax asset	3,267	1,483	4,750
Liabilities:
Liability for unfunded commitments	—	1,272	1,272
Shareholders' Equity
Retained Earnings	91,789	(5,581)	86,208

(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s held for investment loan portfolio at June 30, 2023 and December 31, 2022 were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Commercial, financial, and agricultural	$233,029	$244,549
Real estate construction − residential	51,884	32,095
Real estate construction − commercial	127,761	137,235
Real estate mortgage − residential	383,439	361,025
Real estate mortgage − commercial	744,771	722,729
Installment and other consumer	22,322	23,619
Total loans held for investment	$1,563,206	$1,521,252
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. Accrued interest on loans totaled $6.0 million and $6.4 million at June 30, 2023 and December 31, 2022, respectively, and is included in the accrued interest receivable on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At June 30, 2023, loans of $651.6 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.
Allowance for Credit Losses
The allowance for credit losses is measured using an average historical loss model which incorporates relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily large loans on non-accrual status, are evaluated on an individual basis. The allowance for credit losses is a valuation account that is deducted from loans amortized cost basis to present the net amount

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
expected to be collected on the instrument. Expected recoveries are included in the allowance and do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Loans are charged off against the allowance for credit losses when management believes the balance has become uncollectible.
For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using relevant peer historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and the Company's outstanding loan balances during a lookback period. The Company chose to use relevant peer loan loss data due to statistical relevance concerns, low observation counts, historical data limitations, and the inability to secure through the cycle loan-level data. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of a single macroeconomic variable, which is the civilian unemployment rate. The adjustments are based on results from various regression models projecting the impact of the selected macroeconomic variable to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Agriculture loans also use the remaining life methodology for estimating life of loan losses. Additionally, the allowance for credit losses considers other qualitative factors not included in historical loss rates or macroeconomic forecast such as changes in portfolio composition, underwriting practices, or significant unique events or conditions.
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
Sensitivity in the Allowance for Credit Loss Model
The allowance for credit losses is an estimate that requires significant judgment including projections of the macroeconomic environment. The forecasted macroeconomic environment continuously changes which can cause fluctuations in estimated expected losses.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following tables illustrate the changes in the allowance for credit losses by portfolio segment:

	Three Months Ended June 30, 2023
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$1,921	$631	$4,464	$5,262	$9,487	$222	$(8)	$21,979
Additions:
Provision for (release of ) credit losses (1)	(227)	117	(1,042)	201	828	35	253	165
Deductions:
Loans charged off	14	—	—	—	20	69	—	103
Less recoveries on loans	(164)	—	—	(2)	—	(29)	—	(195)
Net loan charge-offs (recoveries)	(150)	—	—	(2)	20	40	—	(92)
Balance at end of period	$1,844	$748	$3,422	$5,465	$10,295	$217	$245	$22,236
Liability for Unfunded Commitments
Balance at beginning of period	$124	$389	$562	$110	$142	$1	$(26)	$1,302
Provision for credit losses on unfunded commitments	(12)	(34)	(148)	(2)	(16)	—	47	(165)
Balance at end of period	$112	$355	$414	$108	$126	$1	$21	$1,137
Allowance for credit losses on loans and liability for unfunded commitments	$1,956	$1,103	$3,836	$5,573	$10,421	$218	$266	$23,373

	Three Months Ended June 30, 2022
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,830	$60	$664	$2,578	$7,692	$273	$182	$14,279
Additions:
Provision for (release of ) loan losses (1)	184	6	98	149	821	73	(131)	1,200
Deductions:
Loans charged off	25	—	—	—	104	59		188
Less recoveries on loans	(16)	—	—	(20)	(1)	(25)		(62)
Net loan charge-offs (recoveries)	9	—	—	(20)	103	34	—	126
Balance at end of period	$3,005	$66	$762	$2,747	$8,410	$312	$51	$15,353

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Six Months Ended June 30, 2023
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,735	$157	$875	$3,329	$8,000	$326	$166	$15,588
Adoption of ASU 2016-13	(649)	291	2,894	1,890	1,613	(80)	(166)	5,793
Balance at January 1, 2023	2,086	448	3,769	5,219	9,613	246	—	21,381
Additions:
Provision for (release of ) credit losses (1)	(373)	300	(347)	242	706	42	245	815
Deductions:
Loans charged off	43	—	—	—	25	128	—	196
Less recoveries on loans	(174)	—	—	(4)	(1)	(57)	—	(236)
Net loan charge-offs (recoveries)	(131)	—	—	(4)	24	71	—	(40)
Balance at end of period	$1,844	$748	$3,422	$5,465	$10,295	$217	$245	$22,236
Liability for Unfunded Commitments
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	104	341	569	107	150	1	—	1,272
Balance at January 1, 2023	104	341	569	107	150	1	—	1,272
Provision for credit losses on unfunded commitments	8	14	(155)	1	(24)	—	21	(135)
Balance at end of period	$112	$355	$414	$108	$126	$1	$21	$1,137
Allowance for credit losses on loans and liability for unfunded commitments	$1,956	$1,103	$3,836	$5,573	$10,421	$218	$266	$23,373

	Six Months Ended June 30, 2022
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,717	$137	$588	$2,482	$10,662	$256	$61	$16,903
Additions:
Provision for (release of ) loan losses (1)	312	(71)	174	242	(2,077)	130	(10)	(1,300)
Deductions:
Loans charged off	60	—	—	—	178	116	—	354
Less recoveries on loans	(36)	—	—	(23)	(3)	(42)	—	(104)
Net loan charge-offs (recoveries)	24	—	—	(23)	175	74	—	250
Balance at end of period	$3,005	$66	$762	$2,747	$8,410	$312	$51	$15,353
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
There have been no significant changes to the types of collateral securing the Company's collateral dependent loans since December 31, 2022.

The amortized cost of collateral-dependent loans by class as of June 30, 2023 was as follows:

	Collateral Type
(in thousands)	Real Estate	Other	Allowance Allocated
June 30, 2023
Commercial, financial, and agricultural	$—	$50	$—
Real estate mortgage − residential	145	—	25
Real estate mortgage − commercial	2,660	—	—
Total	$2,805	$50	$25
Impaired Loans
The following impaired loans disclosures were superseded by ASU 2016-13.
The following table illustrates the allowance for loan losses and recorded investment by portfolio segment based on the impairment method:

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
December 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$36	$—	$11	$148	$62	$1	$—	$258
Collectively evaluated for impairment	2,699	157	864	3,181	7,938	325	166	15,330
Total	$2,735	$157	$875	$3,329	$8,000	$326	$166	$15,588
Loans outstanding:
Individually evaluated for impairment	$295	$—	$87	$1,863	$18,110	$6	$—	$20,361
Collectively evaluated for impairment	244,254	32,095	137,148	359,162	704,619	23,613	—	1,500,891
Total	$244,549	$32,095	$137,235	$361,025	$722,729	$23,619	$—	$1,521,252
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents loans individually evaluated for impairment at December 31, 2022, segregated between loans for which an allowance was provided and loans for which no allowance was provided.

(in thousands)	Recorded Investment	Unpaid Principal Balance	Specific Reserves	Average Recorded Investment
December 31, 2022
With no related allowance recorded:
Real estate mortgage − residential	$—	$—	$—	$1
Real estate mortgage − commercial	17,664	18,975	—	16,230
Total	$17,664	$18,975	$—	$16,231
With an allowance recorded:
Commercial, financial and agricultural	$295	$330	$36	$319
Real estate construction − commercial	87	127	11	93
Real estate mortgage − residential	1,863	2,080	148	2,189
Real estate mortgage − commercial	446	535	62	428
Installment and other consumer	6	6	1	90
Total	$2,697	$3,078	$258	3,119
Total impaired loans	$20,361	$22,053	$258	$19,350
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
•Non-accrual - loans that are delinquent for 90 days or more and the ultimate collectability of interest or principal is no longer probable. (The majority of the Company's non-accrual loans have a substandard risk grade)
•Doubtful - loans which have all the weaknesses inherent in loans classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at June 30, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
June 30, 2023
Commercial, Financial, & Agricultural
Pass	$31,555	$48,777	$36,532	$33,316	$5,385	$6,699	$56,184	$631	$219,079
Watch	—	2,673	78	633	118	339	3,736	—	7,577
Substandard	389	3,925	58	20	—	—	1,819	—	6,211
Non-accrual loans	—	1	—	—	16	95	50	—	162
Total	$31,944	$55,376	$36,668	$33,969	$5,519	$7,133	$61,789	$631	$233,029
Real Estate Construction - Residential
Pass	$26,216	$24,753	$642	$179	$—	$—	$—	$—	$51,790
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual loans	94	—	—	—	—	—	—	—	94
Total	$26,310	$24,753	$642	$179	$—	$—	$—	$—	$51,884
Real Estate Construction - Commercial
Pass	$33,466	$55,813	$30,976	$1,214	$67	$869	$1,970	$—	$124,375
Watch	1,924	333	241	—	—	14	103	—	2,615
Substandard	693	—	—	—	—	—	—	—	693
Non-accrual loans	—	—	—	—	—	78	—	—	78
Total	$36,083	$56,146	$31,217	$1,214	$67	$961	$2,073	$—	$127,761
Real Estate Mortgage - Residential
Pass	$45,564	$136,199	$66,590	$50,586	$7,449	$27,804	$43,561	$257	$378,010
Watch	181	210	420	1,001	131	2,157	—	—	4,100
Substandard	17	—	—	136	—	452	—	—	605
Non-accrual loans	—	53	—	236	—	283	152	—	724
Total	$45,762	$136,462	$67,010	$51,959	$7,580	$30,696	$43,713	$257	$383,439
Real Estate Mortgage - Commercial
Pass	$72,209	$222,715	$201,350	$92,218	$28,514	$46,381	$15,262	$498	$679,147
Watch	11,584	12,315	12,459	5,838	397	1,385	70	—	44,048
Substandard	2,348	223	15,571	—	132	298	100	124	18,796
Non-accrual loans	1,774	120	627	223	—	36	—	—	2,780
Total	$87,915	$235,373	$230,007	$98,279	$29,043	$48,100	$15,432	$622	$744,771
Installment and other Consumer
Pass	$5,176	$8,056	$3,882	$1,844	$1,414	$49	$1,896	$—	$22,317
Watch	—	—	—	3	—	—	—	—	3
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual loans	—	—	2	—	—	—	—	—	2
Total	$5,176	$8,056	$3,884	$1,847	$1,414	$49	$1,896	$—	$22,322
Total Portfolio
Pass	$214,186	$496,313	$339,972	$179,357	$42,829	$81,802	$118,873	$1,386	$1,474,718
Watch	13,689	15,531	13,198	7,475	646	3,895	3,909	—	58,343
Substandard	3,447	4,148	15,629	156	132	750	1,919	124	26,305
Non-accrual loans	1,868	174	629	459	16	492	202	—	3,840
Total	$233,190	$516,166	$369,428	$187,447	$43,623	$86,939	$124,903	$1,510	$1,563,206

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at December 31, 2022:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
December 31, 2022
Commercial, Financial, & Agricultural
Pass	$73,654	$40,681	$37,994	$6,479	$4,050	$2,718	$63,869	$504	$229,949
Watch	1,228	296	756	150	48	251	3,155	1,527	7,411
Substandard	5,014	58	24	—	152	—	1,820	—	7,068
Non-accrual loans	—	—	—	26	95	—	—	—	121
Total	$79,896	$41,035	$38,774	$6,655	$4,345	$2,969	$68,844	$2,031	$244,549
Real Estate Construction - Residential
Pass	$29,289	$1,248	$769	$449	$—	$—	$340	$—	$32,095
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual loans	—	—	—	—	—	—	—	—	—
Total	$29,289	$1,248	$769	$449	$—	$—	$340	$—	$32,095
Real Estate Construction - Commercial
Pass	$60,318	$67,977	$2,249	$78	$676	$656	$1,831	$—	$133,785
Watch	2,239	321	—	—	—	14	103	—	2,677
Substandard	686	—	—	—	—	—	—	—	686
Non-accrual loans	—	—	—	—	—	87	—	—	87
Total	$63,243	$68,298	$2,249	$78	$676	$757	$1,934	$—	$137,235
Real Estate Mortgage - Residential
Pass	$147,130	$68,380	$53,322	$8,013	$4,981	$25,590	$45,182	$523	$353,121
Watch	1,226	429	1,511	145	215	2,015	—	—	5,541
Substandard	—	136	820	—	10	712	—	—	1,678
Non-accrual loans	59	—	144	—	—	386	96	—	685
Total	$148,415	$68,945	$55,797	$8,158	$5,206	$28,703	$45,278	$523	$361,025
Real Estate Mortgage - Commercial
Pass	$248,529	$203,033	$99,989	$31,341	$21,354	$38,317	$10,868	$121	$653,552
Watch	14,049	14,029	16,863	842	897	811	149	401	48,041
Substandard	260	2,673	—	48	—	306	—	48	3,335
Non-accrual loans	4,621	13,180	—	—	—	—	—	—	17,801
Total	$267,459	$232,915	$116,852	$32,231	$22,251	$39,434	$11,017	$570	$722,729
Installment and other Consumer
Pass	$11,170	$5,183	$2,891	$2,016	$459	$88	$1,806	$—	$23,613
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual loans	2	3	—	1	—	—	—	—	6
Total	$11,172	$5,186	$2,891	$2,017	$459	$88	$1,806	$—	$23,619
Total Portfolio
Pass	$570,090	$386,502	$197,214	$48,376	$31,520	$67,369	$123,896	$1,148	$1,426,115
Watch	18,742	15,075	19,130	1,137	1,160	3,091	3,407	1,928	63,670
Substandard	5,960	2,867	844	48	162	1,018	1,820	48	12,767
Non-accrual loans	4,682	13,183	144	27	95	473	96	—	18,700
Total	$599,474	$417,627	$217,332	$49,588	$32,937	$71,951	$129,219	$3,124	$1,521,252

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
The following tables present the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2023 and December 31, 2022:

(in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual (1)	90 Days Past Due And Still Accruing	Total Non-performing Loans
June 30, 2023
Commercial, Financial, and Agricultural	$49	$113	$162	$—	$162
Real estate construction − residential	—	94	94	—	94
Real estate construction − commercial	—	78	78	—	78
Real estate mortgage − residential	96	628	724	—	724
Real estate mortgage − commercial	2,660	120	2,780	—	2,780
Installment and Other Consumer	—	2	2	7	9
Total	$2,805	$1,035	$3,840	$7	$3,847
December 31, 2022
Commercial, Financial, and Agricultural	$—	$121	$121	$—	$121
Real estate construction − commercial	—	87	87	—	87
Real estate mortgage − residential	—	685	685	—	685
Real estate mortgage − commercial	17,664	137	17,801	—	17,801
Installment and Other Consumer	—	6	6	1	7
Total	$17,664	$1,036	$18,700	$1	$18,701
(1) Includes $0.3 million of restructured loans as of both June 30, 2023 and December 31, 2022.
No material amount of interest income was recognized on non-accrual loans during the three and six months ended June 30, 2023.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2023 and December 31, 2022.

(in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
June 30, 2023
Commercial, Financial, and Agricultural	$232,864	$3	$—	$162	$233,029
Real estate construction − residential	51,790	—	—	94	51,884
Real estate construction − commercial	127,683	—	—	78	127,761
Real estate mortgage − residential	381,782	933	—	724	383,439
Real estate mortgage − commercial	741,402	589	—	2,780	744,771
Installment and Other Consumer	22,173	140	7	2	22,322
Total	$1,557,694	$1,665	$7	$3,840	$1,563,206

December 31, 2022
Commercial, Financial, and Agricultural	$244,392	$36	$—	$121	$244,549
Real estate construction − residential	32,095	—	—	—	32,095
Real estate construction − commercial	137,148	—	—	87	137,235
Real estate mortgage − residential	359,672	668	—	685	361,025
Real estate mortgage − commercial	704,925	3	—	17,801	722,729
Installment and Other Consumer	23,506	106	1	6	23,619
Total	$1,501,738	$813	$1	$18,700	$1,521,252
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

For the three and six months ended June 30, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents information regarding modifications to borrowers experiencing financial difficulty as of June 30, 2023:

	June 30, 2023
(Dollars in thousands)	Number of contracts	Recorded Investment	% to Total Loans
Commercial, financial and agricultural	2	$167	0.01%
Real estate mortgage − residential	9	1,266	0.08%
Real estate mortgage − commercial	3	325	0.02%
Total	14	$1,758	0.11%
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
At June 30, 2022, loans classified as TDRs totaled $2.1 million, of which $0.5 million were classified as non-performing TDRs and $1.6 million were classified as performing TDRs. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $167,000 related to TDRs were allocated to the allowance for loan losses at June 30, 2022.
For the three and six months ended June 30, 2022, the Company had one new loan meeting the TDR criteria. For the three and six months ended June 30, 2022, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. These loans are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. At June 30, 2023, the carrying amount of these loans was $2.1 million compared to $0.6 million at December 31, 2022.
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans

	June 30,	December 31,
(in thousands)	2023	2022
Real estate construction - commercial	$10,094	$10,094
Real estate mortgage - residential	79	179
Real estate mortgage - commercial	707	1,186
Repossessed assets	44	—
Total	$10,924	$11,459
Less valuation allowance for other real estate owned	(4,495)	(2,664)
Total other real estate owned and repossessed assets	$6,429	$8,795

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Changes in the net carrying amount of other real estate owned and repossessed assets were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$10,911	$12,669	$11,459	$13,436
Additions net of (charge-offs)	44	—	44	(52)
Proceeds from sales	(70)	(625)	(627)	(1,348)
Charge-offs against the valuation allowance for other real estate owned, net	—	(219)	—	(219)
Net gain on sales	39	(6)	48	2
Total other real estate owned and repossessed assets	10,924	11,819	$10,924	$11,819
Less valuation allowance for other real estate owned	(4,495)	(2,664)	(4,495)	(2,664)
Balance at end of period	$6,429	$9,155	$6,429	$9,155
At June 30, 2023 and December 31, 2022, there were no consumer mortgage loans secured by residential real estate properties in the process of foreclosure.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,664	$2,911	$2,664	$2,911
Provision for other real estate owned	1,831	(28)	1,831	(28)
Charge-offs	—	(219)	—	(219)
Balance at end of period	$4,495	$2,664	$4,495	$2,664

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2023 and December 31, 2022 were as follows:

		Gross Unrealized
(in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
June 30, 2023
U.S. Treasury	$5,160	$—	$(48)	$5,112
U.S. government and federal agency obligations	515	—	(32)	483
U.S. government-sponsored enterprises	27,499	—	(2,427)	25,072
Obligations of states and political subdivisions	134,321	10	(24,011)	110,320
Mortgage-backed securities	115,469	4	(16,401)	99,072
Other debt securities (a)	11,825	—	(1,393)	10,432
Bank issued trust preferred securities (a)	1,486	—	(361)	1,125
Total available-for-sale securities	$296,275	$14	$(44,673)	$251,616

December 31, 2022
U.S. Treasury	$2,198	$—	$(46)	$2,152
U.S. government and federal agency obligations	591	—	(32)	559
U.S. government-sponsored enterprises	26,499	—	(2,722)	23,777
Obligations of states and political subdivisions	134,994	—	(25,554)	109,440
Mortgage-backed securities	119,556	7	(16,864)	102,699
Other debt securities (a)	11,825	—	(882)	10,943
Bank issued trust preferred securities (a)	1,486	—	(309)	1,177
Total available-for-sale securities	$297,149	$7	$(46,409)	$250,747
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
Debt securities with carrying values aggregating approximately $120.5 million and $111.6 million at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2023, by contractual maturity are shown below. Accrued interest on investments totaled $1.6 million and $1.5 million at June 30, 2023 and December 31, 2022, respectively, and is included in the accrued interest receivable on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$10,576	$10,456
Due after one year through five years	20,105	18,952
Due after five years through ten years	33,465	29,321
Due after ten years	116,660	93,815
Total	$180,806	$152,544
Mortgage-backed securities	115,469	99,072
Total available-for-sale securities	$296,275	$251,616
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent BankersBank (MIB) stock, that do not have readily determinable fair values, are required for membership in those organizations.

(in thousands)	June 30, 2023	December 31, 2022
Other securities:
FHLB stock	$8,886	$6,156
MIB stock	151	151
Equity securities with readily determinable fair values	61	46
Total other investment securities	$9,098	$6,353

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022 were as follows:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
June 30, 2023
U.S. Treasury	$2,725	$(15)	$1,394	$(33)	$4,119	$(48)
U.S. government and federal agency obligations	—	—	483	(32)	483	(32)
U.S. government-sponsored enterprises	988	(12)	24,084	(2,415)	25,072	(2,427)
Obligations of states and political subdivisions	3,200	(45)	105,814	(23,966)	109,014	(24,011)
Mortgage-backed securities	6,418	(114)	90,803	(16,287)	97,221	(16,401)
Other debt securities	6,594	(406)	3,838	(987)	10,432	(1,393)
Bank issued trust preferred securities	—	—	1,125	(361)	1,125	(361)
Total	$19,925	$(592)	$227,541	$(44,081)	$247,466	$(44,673)

(in thousands)
December 31, 2022
U.S. Treasury	$1,908	$(41)	$244	$(5)	$2,152	$(46)
U.S. government and federal agency obligations	559	(32)	—	—	559	(32)
U.S. government-sponsored enterprises	7,066	(933)	16,711	(1,789)	23,777	(2,722)
Obligations of states and political subdivisions	79,396	(15,421)	29,370	(10,133)	108,766	(25,554)
Mortgage-backed securities	33,334	(3,124)	68,911	(13,740)	102,245	(16,864)
Other debt securities	7,557	(443)	3,386	(439)	10,943	(882)
Bank issued trust preferred securities	—	—	1,177	(309)	1,177	(309)
Total	$129,820	$(19,994)	$119,799	$(26,415)	$249,619	$(46,409)
The total available-for-sale portfolio consisted of approximately 442 securities at June 30, 2023. The portfolio included 435 securities having an aggregate fair value of $247.5 million that were in a loss position at June 30, 2023. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $227.5 million at fair value at June 30, 2023. The $44.7 million aggregate unrealized loss included in accumulated other comprehensive loss at June 30, 2023 was caused by interest rate fluctuations.
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
Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at June 30, 2023 and December 31, 2022, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments which have been recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	7	(9)	15	(13)
Investment securities gains (losses), net	$7	$(9)	$15	$(13)
(5) Intangible Assets
Mortgage Servicing Rights
At June 30, 2023, the Company was servicing approximately $231.1 million of loans sold to the secondary market compared to $240.5 million at December 31, 2022, and $252.3 million at June 30, 2022. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, compared to $0.2 million and $0.4 million for the three and six months ended June 30, 2022, respectively.
The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,934	$2,639	$2,899	$2,659
Originated mortgage servicing rights	24	12	30	40
Changes in fair value:
Due to changes in model inputs and assumptions (1)	7	160	101	190
Other changes in fair value (2)	(63)	(81)	(128)	(159)
Total changes in fair value	(56)	79	(27)	31
Balance at end of period	$2,902	$2,730	$2,902	$2,730

(1)The change in fair value resulting from changes in valuation inputs or assumptions, reported in real estate servicing fees, net, used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)Other changes in fair value, reported in real estate servicing fees, net, reflect changes due to customer payments and passage of time.
The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of June 30, 2023 and 2022, respectively:

	Six Months Ended June 30,
	2023	2022
Weighted average constant prepayment rate	6.74%	7.48%
Weighted average note rate	3.47%	3.38%
Weighted average discount rate	11.00%	9.25%
Weighted average expected life (in years)	7.12	6.97

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(6) Deposits
The table below represents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 and brokered deposits for the periods indicated.

(aggregate amounts in thousands)	June 30, 2023	December 31, 2022
Time deposits with balances > $250,000	$112,915	$94,859
Brokered deposits	$29,175	$40,135

(7) Federal Funds Purchased and Securities Sold under Agreements to Repurchase

(in thousands)	June 30, 2023	December 31, 2022
Federal funds purchased	$—	$—
Repurchase agreements	5,503	5,187
Total	$5,503	$5,187
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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and continuous	Less than 90 days	Greater than 90 days	Total
June 30, 2023
U.S. government-sponsored enterprises	$5,503	$—	$—	$5,503
Total	$5,503	$—	$—	$5,503

December 31, 2022
U.S. government-sponsored enterprises	$5,187	$—	$—	$5,187
Total	$5,187	$—	$—	$5,187
(8) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of June 30, 2023, operating right of use (ROU) assets and liabilities were $1.3 million and $1.4 million, respectively. As of June 30, 2023, the weighted-average remaining lease term on these operating leases was approximately 5.4 years and the weighted-average discount rate used to measure the lease liabilities was approximately 4.0%.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $93,000 and $186,000 for the three and six months ended June 30, 2023, respectively, compared to $93,000 and $187,000 for the three and six months ended June 30, 2022, respectively.
At adoption of ASU 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments, such as rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $34,000 and $62,000 for the three and six months ended June 30, 2023, respectively, compared to $20,000 and $44,000 for the three and six months ended June 30, 2022, respectively.
The table below summarizes the maturity of remaining operating lease liabilities:

Lease payments due in:	Operating Lease
(in thousands)
2023 (excluding 6 months ended June 30, 2023)	$181
2024	258
2025	257
2026	259
2027	262
Thereafter	308
Total lease payments	$1,525
Less imputed interest	(151)
Total lease liabilities, as reported	$1,374
(9) Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 17.2% and 17.6% for the three and six months ended June 30, 2023, respectively, compared to 17.8% and 18.4% for the three and six months ended June 30, 2022, respectively. The effective tax rate for each of the three and six months ended June 30, 2023 and 2022, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Included in the effective tax rate is a $13,000 and $26,000 benefit associated with a historic tax credit investment for the three and six months ended June 30, 2023, respectively. The investment is expected to generate a $0.3 million tax benefit over the life of the project and is being recognized under the deferral method of accounting.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of June 30, 2023. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.
The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the six months ended June 30, 2023 and 2022, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(10) Stockholders’ Equity and Accumulated Other Comprehensive (Loss) Income
Equity-Based Compensation Plan
The following table summarizes the status of the Company's restricted share units (RSUs) for the six months ended June 30, 2023:

	RSUs
(in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at January 1, 2023	—	$—
Granted	12,277	18.33
Vested	—	—
Forfeited	—	—
Non-vested at June 30, 2023	12,277	$18.33
Accumulated Other Comprehensive (Loss) Income
The following table summarizes the change in the components of the Company’s accumulated other comprehensive (loss) income for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30, 2023
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(36,657)	$4,943	$(31,714)
Other comprehensive income (loss), before reclassifications	1,743	(320)	1,423
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive income (loss), before tax	1,743	(320)	1,423
Income tax (expense) benefit	(366)	67	(299)
Current period other comprehensive income (loss), net of tax	1,377	(253)	1,124
Balance at end of period	$(35,280)	$4,690	$(30,590)

	Six Months Ended June 30, 2022
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$362	$2,931	$3,293
Other comprehensive loss, before reclassifications	(39,251)	—	(39,251)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Current period other comprehensive loss, before tax	(39,251)	—	(39,251)
Income tax benefit	8,243	—	8,243
Current period other comprehensive loss, net of tax	(31,008)	—	(31,008)
Balance at end of period	$(30,646)	$2,931	$(27,715)

(1)The pre-tax amounts reclassified from accumulated other comprehensive (loss) income are included in investment securities gains (losses), net in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive (loss) income are included in the computation of net periodic pension cost.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(11) Employee Benefit Plans
Employee Benefits
Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Payroll taxes	$387	$344	$854	$786
Medical plans	427	467	895	941
401(k) match and profit sharing	221	426	511	796
Periodic pension cost	247	367	531	804
Other	8	4	19	12
Total employee benefits	$1,290	$1,608	$2,810	$3,339
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
The accrued liability relating to the SERP was $1.7 million as of June 30, 2023, and the expense for the three and six months ended June 30, 2023 was $9,600 and $19,300, respectively, compared to $93,000 and $186,000 for the three and six months ended June 30, 2022, respectively, and is recognized over the required service period.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Service cost - benefits earned during the year	$218	$338	$473	$745
Interest costs on projected benefit obligations (a)	349	291	714	587
Expected return on plan assets (a)	(544)	(583)	(1,089)	(1,141)
Expected administrative expenses	29	29	57	59
Amortization of unrecognized net loss (a)	(178)	—	(320)	—
Net periodic pension cost	$(126)	$75	$(165)	$250

(a)The components of net periodic pension cost other than the service cost and expected administrative expenses are included in other non-interest expense.
Net periodic pension benefit costs include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive (loss) income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active participants in the pension plan. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits. Currently, there is no prior service cost or net transition (asset)/obligation to be amortized.
(12) Earnings per Share
Stock Dividend
On July 1, 2023, the Company paid a special stock dividend of 4.0% to common shareholders of record at the close of business on June 15, 2023. For all periods presented, share information, including basic and diluted earnings per share, has been adjusted retroactively to reflect this change.
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
Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Basic and Diluted Earnings Per Share:
Net income available to shareholders	$2,549	$4,489	$5,820	$11,098
Basic weighted-average shares outstanding	7,039,323	7,039,323	7,039,323	7,087,178
Effect of dilutive equity-based awards	520	—	—	—
Diluted weighted-average shares outstanding	7,039,843	7,039,323	7,039,323	7,087,178
Basic earnings per share	$0.36	$0.64	$0.83	$1.57
Diluted earnings per share	$0.36	$0.64	$0.83	$1.57
The dilutive effect of restricted share units is reflected in diluted earnings per share unless the impact is anti-dilutive, by application of the treasury stock method.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Repurchase Program
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. The Company did not repurchase any shares during the current quarter. As of June 30, 2023, $2.1 million remained available for share repurchases pursuant to the plan.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2023
Assets:
U.S. Treasury	$5,112	$5,112	$—	$—
U.S. government and federal agency obligations	483	—	483	—
U.S. government-sponsored enterprises	25,072	—	25,072	—
Obligations of states and political subdivisions	110,320	—	110,320	—
Mortgage-backed securities	99,072	—	99,072	—
Other debt securities	10,432	—	10,432	—
Bank-issued trust preferred securities	1,125	—	1,125	—
Equity securities	61	61	—	—
Interest rate lock commitments	58	—	—	58
Forward sale commitments	25	—	25	—
Loans held for sale	2,130	—	2,130	—
Mortgage servicing rights	2,902	—	—	2,902
Total	$256,792	$5,173	$248,659	$2,960
Liabilities:
Interest rate lock commitments	$43	$—	$—	$43
Forward sale commitments	1	—	1	—
Total	$44	$—	$1	$43

December 31, 2022
Assets:
U.S. Treasury	$2,152	$2,152	$—	$—
U.S. government and federal agency obligations	559	—	559	—
U.S. government-sponsored enterprises	23,777	—	23,777	—
Obligations of states and political subdivisions	109,440	—	109,440	—
Mortgage-backed securities	102,699	—	102,699	—
Other debt securities	10,943	—	10,943	—
Bank-issued trust preferred securities	1,177	—	1,177	—
Equity securities	46	46	—	—
Interest rate lock commitments	20	—	—	20
Forward sale commitments	3	—	3	—
Loans held for sale	591	—	591	—
Mortgage servicing rights	2,899	—	—	2,899
Total	$254,306	$2,198	$249,189	$2,919
Liabilities:
Interest rate lock commitments	$18	$—	$—	$18
Forward sale commitments	3	—	3	—
Total	$21	$—	$3	$18

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,899	$2,659	$2	$286
Total gains or (losses) (realized/unrealized):
Included in earnings	(27)	31	(18)	(32)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	(110)	(303)
Issues	30	40	141	144
Settlements	—	—	—	—
Balance at end of period	$2,902	$2,730	$15	$95
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral Dependent Impaired Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff trained to perform in-house evaluations and also to review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2023, the Company identified $2.9 million in collateral-dependent loans that required $25,000 specific allowance for credit losses. Related to these loans, there were $36,000 and $41,000 in charge-offs recorded during the three and six months ended June 30, 2023, respectively. As of June 30, 2022, the Company identified $16.0 million in collateral-dependent impaired loans that required no specific allowances for losses aggregating. Related to these loans, there were $2,000 and $25,000 in charge-offs recorded during the three and six months ended June 30, 2022, respectively.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, Total Gains (Losses)*	Six Months Ended June 30, Total Gains (Losses)*
June 30, 2023
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$50	—	—	$50	$—	$—
Real estate mortgage - residential	120	—	—	120	—	—
Real estate mortgage - commercial	2,660	—	—	2,660	(20)	(25)
Installment and other consumer	—	—	—	—	(16)	(16)
Total	$2,830	$—	$—	$2,830	$(36)	$(41)
Other real estate and repossessed assets	$6,429	$—	$—	$6,429	$(1,792)	$(1,783)

June 30, 2022
Assets:
Collateral dependent impaired loans:
Real estate mortgage - commercial	$15,992	$—	$—	$15,992	$(2)	$(25)
Total	$15,992	$—	$—	$15,992	$(2)	$(25)
Other real estate and repossessed assets	$9,155	$—	$—	$9,155	$23	$(22)

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2023 and December 31, 2022 is as follows:

			June 30, 2023
			Fair Value Measurements
	June 30, 2023		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$23,167	$23,167	$23,167	$—	$—
Federal funds sold and overnight interest-bearing deposits	1,482	1,482	1,482	—	—
Certificates of deposit in other banks	980	980	980	—	—
Available-for-sale securities	251,616	251,616	5,112	246,504	—
Other investment securities	9,098	9,098	61	9,037	—
Loans, net	1,540,970	1,415,720	—	—	1,415,720
Loans held for sale	2,130	2,130	—	2,130	—
Cash surrender value - life insurance	2,596	2,596	—	2,596	—
Interest rate lock commitments	58	58	—	—	58
Forward sale commitments	25	25	—	25	—
Accrued interest receivable	7,670	7,670	7,670	—	—
Total	$1,839,792	$1,714,542	$38,472	$260,292	$1,415,778
Liabilities:
Deposits:
Non-interest bearing demand	$437,770	$437,770	$437,770	$—	$—
Savings, interest checking and money market	812,264	812,264	812,264	—	—
Time deposits	293,236	288,613	—	—	288,613
Federal funds purchased and securities sold under agreements to repurchase	5,503	5,503	5,503	—	—
Federal Home Loan Bank advances and other borrowings	164,275	164,285	—	164,285	—
Subordinated notes	49,486	37,455	—	37,455	—
Interest rate lock commitments	43	43	—	—	43
Forward sale commitments	1	1		1
Accrued interest payable	1,479	1,479	1,479	—	—
Total	$1,764,057	$1,747,413	$1,257,016	$201,741	$288,656

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
On January 1, 2023, the Company's adoption of the CECL methodology resulted in an increase to the allowance for credit losses of $5.8 million and a liability for unfunded commitments totaling $1.3 million. The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At June 30, 2023, the allowance for credit losses for unfunded commitments was $1.1 million.
The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

(in thousands)	June 30, 2023	December 31, 2022
Commitments to extend credit	$356,097	$388,264
Interest rate lock commitments	21,169	6,331
Forward sale commitments	2,114	576
Standby letters of credit	22,018	49,740
Total	$401,398	$444,911
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit ranged from one month to five years at June 30, 2023.
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
We have described additional factors that could cause actual results to be materially different from those described in the forward-looking statements under the caption Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and in other reports filed with the Securities and Exchange Commission (SEC) from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time.

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the Bank), the Company, with $1.9 billion in assets at June 30, 2023, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.
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

Executive Summary
The Company has prepared all of the consolidated financial information in this report in accordance with United States (U.S.) generally accepted accounting principles (U.S. GAAP) and the rules of the SEC. In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

	The Three Months Ended
(In thousands, except per share data)	June 30, 2023	March 31, 2023	June 30, 2022
Net interest income	$14,202	$13,948	$14,561
Provision for credit losses on loans & unfunded commitments	—	680	1,200
Non-interest income	1,596	3,182	3,648
Investment securities gains (losses), net	7	8	(9)
Non-interest expense	12,725	12,478	11,540
Income before income taxes	3,080	3,980	5,460
Income tax expense	531	709	971
Net income	$2,549	$3,271	$4,489
Basic earnings per share	$0.36	$0.47	$0.64
Diluted earnings per share	$0.36	$0.47	$0.64
Efficiency ratio (1)	80.55%	72.84%	63.38%
Net interest spread	2.54%	2.57%	3.47%
Net interest margin	3.19%	3.16%	3.64%

		Six Months Ended
		June 30,
(Dollars in thousands, except per share data)		2023	2022
Net interest income		$28,150	$28,706
Provision for (release of) loan losses		680	(1,300)
Non-interest income		4,778	7,374
Investment securities (losses) gains, net		15	(13)
Non-interest expense		25,202	23,767
Income before income taxes		7,061	13,600
Income tax expense		1,241	2,502
Net income		$5,820	$11,098
Basic earnings per share		$0.83	$1.57
Diluted earnings per share		$0.83	$1.57
Efficiency ratio (1)		76.54%	65.87%
Net interest spread		2.55%	3.41%
Net interest margin		3.17%	3.57%
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.

	As of and for the Three Months Ended			For the Six Months Ended
(Dollars in thousands, except per share data)	June 30, 2023	March 31, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Key Financial Ratios
Book value per share	$17.97	$18.23	$17.50
Market price per share	$17.95	$22.27	$23.72
Cash dividends paid on common stock	$1,151	$1,150	$990	$2,301	$1,983
Return on total assets	0.54%	0.70%	1.04%	0.62%	1.28%
Return on stockholders' equity	7.99%	10.14%	14.00%	9.07%	16.33%
Average stockholders' equity to total assets	6.75%	6.87%	7.40%	6.81%	7.81%

Capital Ratios
Stockholders' equity to assets	6.65%	6.77%	6.93%
Total risk-based capital ratio	13.99%	13.81%	13.97%
Tier 1 risk-based capital ratio	12.51%	12.47%	12.53%
Common equity Tier 1 capital	9.92%	9.77%	9.85%
Tier 1 leverage ratio (1)	10.46%	10.43%	10.98%

Asset Quality
Net-charge-offs (recoveries)	$(92)	$52	$126	$(40)	$250
Non-performing loans	$3,847	$19,599	$17,817
Classified assets	$88,488	$91,640	$99,200
Non-performing loans to total loans	0.25%	1.27%	1.25%
Non-performing assets to total assets	0.54%	1.47%	1.51%
Allowance for loan losses to total loans	1.42%	1.43%	1.08%
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets
Results of Operations Highlights:
Consolidated net income of $2.5 million for the second quarter 2023 decreased $0.7 million, or 22.1%, compared to the first quarter 2023 ("linked quarter") and decreased $1.9 million, or 43.2%, from the second quarter 2022 (the "prior year quarter"). Earnings per diluted share were $0.36 for the second quarter 2023 compared to $0.47 and $0.64 for the linked quarter and prior year quarter, respectively. For the second quarter 2023, the return on average assets was 0.54%, the return on average stockholders’ equity was 7.99%, and the efficiency ratio was 80.5%.
Consolidated net income of $5.8 million, or $0.83 per diluted share, for the six months ended June 30, 2023 decreased $5.3 million, or 47.6%, compared to $11.1 million, or $1.57 per diluted share, for the six months ended June 30, 2022. For the six months ended June 30, 2023, the return on average assets was 0.62%, the return on average stockholders’ equity was 9.07%, and the efficiency ratio was 76.5%.
Net interest income of $14.2 million for the second quarter 2023, increased $0.3 million from the linked quarter, and decreased $0.4 million from the prior year quarter. Net interest margin, on a fully taxable equivalent ("FTE") basis, was 3.19% for the second quarter, compared to 3.16% and 3.64% for the linked quarter and the prior year quarter, respectively.
Net interest income of $28.2 million for the six months ended June 30, 2023 decreased $0.6 million compared to $28.7 million for the six months ended June 30, 2022. Net interest margin, on a fully taxable equivalent basis, was 3.17% for the six months ended June 30, 2023, a decrease from 3.57% for the six months ended June 30, 2022. The change to net interest margin on a fully taxable equivalent basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections below.

Non-interest income for the second quarter 2023 was $1.6 million, a decrease of $1.6 million, or 49.8%, from the linked quarter, and a decrease of $2.1 million, or 56.3%, from the prior year quarter. The change in the current quarter compared to the prior year quarter is primarily due to the recognition of a $1.8 million write-down on a foreclosed property in other real estate owned based on a current appraisal.
Non-interest income of $4.8 million for the six months ended June 30, 2023 decreased $2.6 million, or 35.2%, compared to $7.4 million for the six months ended June 30, 2022. The decrease is primarily due to the recognition of a $1.8 million write-down in the second quarter 2023 on a foreclosed property in other real estate owned based on a current appraisal and a $0.5 million decrease in the gain on sale of real estate mortgages. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Non-interest expense for the second quarter 2023 was $12.7 million, an increase of $0.2 million, or 2.0%, from the linked quarter, and an increase of $1.2 million, or 10.3%, from the prior year quarter.
Non-interest expense for the six months ended June 30, 2023 was $25.2 million, an increase of $1.4 million, or 6.0%, from the six months ended June 30, 2022. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents decreased $9.1 million, or 27.0%, to $24.6 million at the end of the current quarter as compared to the end of the linked quarter. Year-over-year, cash and cash equivalents decreased $3.6 million, or 12.7%, from $28.2 million at the end of the prior-year quarter. See the Liquidity Management section for further discussion.
Loans – Loans held for investment increased by $21.1 million, or 1.4%, to $1.6 billion as of June 30, 2023 as compared to the end of the linked quarter. Year-over-year, loans held for investment increased $135.4 million, or 9.5%, from $1.4 billion as of June 30, 2022.
Asset quality – Non-performing loans totaled $3.8 million at June 30, 2023, a decrease of $15.8 million from $19.6 million at the end of the linked quarter, and a decrease of $14.0 million from $17.8 million at the end of the prior year quarter. The decrease in non-performing loans in the current quarter as compared to the linked quarter and prior year quarter was primarily due to three large non-accrual loan relationships returning to accruing status. The allowance for credit losses to total loans was 1.42% at June 30, 2023, compared to the allowance for loan losses to total loans of 1.02% at December 31, 2022 and 1.08% at June 30, 2022. These changes are discussed in greater detail under the Lending and Credit Management section below.
Deposits – Total deposits decreased $64.7 million, or 4.0%, to $1.5 billion as of June 30, 2023 as compared to the end of the linked quarter. Year-over-year deposits increased $12.5 million, or 0.8%, from $1.5 billion as of June 30, 2022.
Federal Home Loan Bank advances and other borrowings – FHLB advances and other borrowings increased $71.3 million, or 76.6%, to $164.3 million as of June 30, 2023 as compared to the end of the linked quarter. Year-over-year FHLB advances and other borrowing increased $96.3 million, or 141.6%, from $68.0 million as of June 30, 2022. The Company utilized funding capacity with the FHLB to meet its short-term liquidity needs.
Capital – On January 1, 2023, the Company adopted Accounting Standard Update (ASU) 2016-13 and recorded a one-time cumulative effect adjustment to retained earnings totaling $5.6 million. Total stockholders' equity was $126.5 million and the common equity to assets ratio was 6.65% at June 30, 2023 as compared to 6.77% and 6.93% at the end of the linked quarter and the prior year quarter, respectively. Regulatory capital ratios remain “well-capitalized”, with a tier 1 leverage ratio of 10.46% and a total risk-based capital ratio of 13.99% at June 30, 2023.

Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest-earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three and six month periods ended June 30, 2023 and 2022, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans: (2)
Commercial	$230,088	$3,570	6.22%	$232,187	$2,816	4.86%
Real estate construction - residential	49,427	879	7.13	23,167	276	4.78
Real estate construction - commercial	136,400	1,825	5.37	107,744	1,165	4.34
Real estate mortgage - residential	367,887	4,830	5.27	296,119	3,054	4.14
Real estate mortgage - commercial	747,080	8,889	4.77	681,926	7,202	4.24
Installment and other consumer	22,604	256	4.54	22,865	202	3.54
Total loans	$1,553,486	$20,249	5.23%	$1,364,008	$14,715	4.33%
Loans held for sale	2,369	33	5.59	1,682	26	6.20
Investment securities:
U.S. Treasury	5,106	52	4.08	4,135	11	1.07
U.S. government and federal agency obligations	25,661	104	1.63	25,917	93	1.44
Obligations of states and political subdivisions	111,152	876	3.16	117,103	1,091	3.74
Mortgage-backed securities	102,355	528	2.07	118,113	501	1.70
Other debt securities	11,792	173	5.88	13,012	159	4.90
Total investment securities	256,066	1,733	2.71	278,280	1,855	2.67
Other investment securities	7,026	108	6.17	5,446	66	4.86
Federal funds sold	61	1	6.58	645	4	2.49
Interest bearing deposits in other financial institutions	6,774	102	6.04	16,953	43	1.02
Total interest earning assets	$1,825,782	$22,226	4.88%	$1,667,014	$16,709	4.02%
All other assets	92,153			86,488
Allowance for loan losses	(22,160)			(14,383)
Total assets	$1,895,775			$1,739,119
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$166,713	$16	0.04%	$180,781	$15	0.03%
NOW accounts	197,469	490	1.00	267,441	363	0.54
Interest checking	141,626	1,550	4.39	25,823	54	0.84
Money market	300,564	1,586	2.12	293,251	146	0.20
Time deposits	349,271	2,335	2.68	247,511	324	0.53
Total interest bearing deposits	$1,155,643	$5,977	2.07%	$1,014,807	$902	0.36%
Federal funds purchased and securities sold under agreements to repurchase	5,192	24	1.85	6,548	9	0.55
Federal Home Loan Bank advances and other borrowings	112,651	815	2.90	76,198	248	1.31
Subordinated notes	49,486	909	7.37	49,486	422	3.42
Total borrowings	167,329	1,748	4.19	132,232	679	2.06
Total interest bearing liabilities	$1,322,972	$7,725	2.34%	$1,147,039	$1,581	0.55%
Demand deposits	430,959			453,348
Other liabilities	13,962			10,124
Total liabilities	$1,767,893			$1,610,511
Stockholders' equity	127,882			128,608
Total liabilities and stockholders' equity	$1,895,775			$1,739,119
Net interest income (FTE)		$14,501			$15,128
Net interest spread			2.54%			3.47%
Net interest margin			3.19%			3.64%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended June 30, 2023 and 2022.. Such adjustments totaled $0.3 million and $0.6 million for the three months ended June 30, 2023 and 2022, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

	Six Months Ended June 30, 2023
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$231,271	$6,941	6.05%	$226,569	$5,648	5.03%
Real estate construction - residential	43,185	1,487	6.94	23,311	532	4.60
Real estate construction - commercial	142,093	3,687	5.23	101,872	2,161	4.28
Real estate mortgage - residential	364,886	9,339	5.16	289,011	5,891	4.11
Real estate mortgage - commercial	733,666	17,203	4.73	676,350	14,135	4.21
Installment and other consumer	22,849	483	4.26	22,605	408	3.64
Total loans	$1,537,950	$39,140	5.13%	$1,339,718	$28,775	4.33%
Loans held for sale	2,559	60	4.73	1,983	46	4.68
Investment securities:
U.S. Treasury	4,153	81	3.93	4,073	16	0.79
U.S. government and federal agency obligations	25,360	202	1.61	26,640	184	1.39
Obligations of states and political subdivisions	110,996	1,773	3.22	121,814	2,113	3.50
Mortgage-backed securities	103,084	1,051	2.06	125,476	1,010	1.62
Other debt securities	11,957	344	5.80	13,233	313	4.77
Total investment securities	255,550	3,451	2.72	291,236	3,636	2.52
Other investment securities	6,660	200	6.06	5,429	141	5.24
Federal funds sold	56	1	3.60	3,423	5	0.29
Interest bearing deposits in other financial institutions	27,425	640	4.71	43,740	102	0.47
Total interest earning assets	$1,830,200	$43,492	4.79%	$1,685,529	$32,705	3.91%
All other assets	89,709			84,900
Allowance for loan losses	(18,989)			(15,648)
Total assets	$1,900,920			$1,754,781
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$169,627	$30	0.04%	$178,726	$30	0.03%
NOW accounts	202,995	1,021	1.01	266,497	550	0.42
Interest checking	161,072	3,489	4.37	27,601	81	0.59
Money market	304,104	2,955	1.96	291,207	232	0.16
Time deposits	329,916	4,034	2.47	254,033	714	0.57
Total interest bearing deposits	$1,167,714	$11,529	1.99%	$1,018,064	$1,607	0.32%
Federal funds purchased and securities sold under agreements to repurchase	5,214	45	1.74	10,149	19	0.38
Federal Home Loan Bank advances and other borrowings	104,734	1,355	2.61	76,795	501	1.32
Subordinated notes	49,486	1,781	7.26	49,486	745	3.04
Total borrowings	159,434	3,181	4.02	136,430	1,265	1.87
Total interest bearing liabilities	$1,327,148	$14,710	2.24%	$1,154,494	$2,872	0.50%
Demand deposits	431,795			451,273
Other liabilities	12,611			11,976
Total liabilities	$1,771,554			$1,617,743
Stockholders' equity	129,366			137,038
Total liabilities and stockholders' equity	$1,900,920			$1,754,781
Net interest income (FTE)		$28,782			$29,833
Net interest spread			2.55%			3.41%
Net interest margin			3.17%			3.57%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the six months ended June 30, 2023 and 2022. Such adjustments totaled $0.6 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2023 vs. 2022			2023 vs. 2022
		Change due to			Change due to
(in thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$754	$(26)	$780	$1,293	$119	$1,174
Real estate construction - residential	603	420	183	955	598	357
Real estate construction - commercial	660	349	311	1,526	975	551
Real estate mortgage - residential	1,776	836	940	3,448	1,747	1,701
Real estate mortgage - commercial	1,687	726	961	3,068	1,257	1,811
Installment and other consumer	54	(2)	56	75	4	71
Loans held for sale	7	10	(3)	14	14	—
Investment securities:
U.S. Treasury	41	3	38	65	—	65
U.S. government and federal agency obligations	11	(1)	12	18	(9)	27
Obligations of states and political subdivisions	(215)	(53)	(162)	(340)	(180)	(160)
Mortgage-backed securities	27	(72)	99	41	(199)	240
Other debt securities	14	(16)	30	31	(32)	63
Other investment securities	42	22	20	59	35	24
Federal funds sold	(3)	(6)	3	(4)	(9)	5
Interest bearing deposits in other financial institutions	59	(40)	99	538	(52)	590
Total interest income	$5,517	$2,150	$3,367	$10,787	$4,268	$6,519
Interest expense:
Savings	$1	$(1)	$2	$—	$(1)	$1
NOW accounts	127	(113)	240	471	(159)	630
Interest checking	1,496	770	726	3,408	1,467	1,941
Money market	1,440	4	1,436	2,723	11	2,712
Time deposits	2,011	185	1,826	3,320	273	3,047
Federal funds purchased and securities sold under agreements to repurchase	15	(2)	17	26	(13)	39
Federal Home Loan Bank advances and other borrowings	567	160	407	854	231	623
Subordinated notes	487	—	487	1,036	—	1,036
Total interest expense	$6,144	$1,003	$5,141	$11,838	$1,809	$10,029
Net interest income on a fully taxable equivalent basis	$(627)	$1,147	$(1,774)	$(1,051)	$2,459	$(3,510)
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three and six months ended June 30, 2023 and 2022, respectively. Such adjustments totaled $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, compared to $0.6 million and $1.1 million for the three and six months ended June 30, 2022, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the quarter ended June 30, 2023 compared to the quarter ended June 30, 2022 reflected a decrease in net interest income, on a fully taxable equivalent basis, of $0.6 million, or 4.1%, and financial results for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 reflected a decrease of $1.1 million, or 3.5%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.19% for the quarter ended June 30, 2023 compared to 3.64% for the quarter ended June 30, 2022, and decreased to 3.17% for the six months ended June 30, 2023 compared to 3.57% for the six months ended June 30, 2022.
While interest income on a fully taxable equivalent basis increased $5.5 million in the current quarter compared to the prior year quarter, and increased $10.8 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, interest expense increased $6.1 million and $11.8 million for the three and six months ended June 30, 2023, respectively, resulting in a decrease in net interest income on a fully taxable equivalent basis.
Average interest-earning assets increased $158.8 million, or 9.5%, to $1.83 billion for the quarter ended June 30, 2023 compared to $1.67 billion for the quarter ended June 30, 2022, and average interest-bearing liabilities increased $175.9 million, or 15.3%, to $1.32 billion for the quarter ended June 30, 2023 compared to $1.15 billion for the quarter ended June 30, 2022.
Average interest-earning assets increased $144.7 million, or 8.6%, to $1.83 billion for the six months ended June 30, 2023 compared to $1.69 billion for the six months ended June 30, 2022, and average interest-bearing liabilities increased $172.7 million, or 15.0%, to $1.33 billion for the six months ended June 30, 2023 compared to $1.15 billion for the six months ended June 30, 2022.
Total interest income (expressed on a fully taxable equivalent basis) was $22.2 million and $43.5 million for the three and six months ended June 30, 2023, respectively, compared to $16.7 million and $32.7 million for the three and six months ended June 30, 2022, respectively. The Company’s rates earned on interest earning assets were 4.88% and 4.79% for the three and six months ended June 30, 2023, respectively, compared to 4.02% and 3.91% for the three and six months ended June 30, 2022, respectively.
Interest income on loans held for investment was $20.2 million and $39.1 million for the three and six months ended June 30, 2023, respectively, compared to $14.7 million and $28.8 million for the three and six months ended June 30, 2022, respectively.
Average loans outstanding increased $189.5 million, or 13.9%, to $1.55 billion for the quarter ended June 30, 2023 compared to $1.36 billion for the quarter ended June 30, 2022. The average yield on loans increased to 5.23% for the quarter ended June 30, 2023 compared to 4.33% for the quarter ended June 30, 2022.
Average loans outstanding increased $198.2 million, or 14.8%, to $1.54 billion for the six months ended June 30, 2023 compared to $1.34 billion for the six months ended June 30, 2022. The average yield on loans increased to 5.13% for the six months ended June 30, 2023 compared to 4.33% for the six months ended June 30, 2022. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $1.7 million and $3.5 million for the three and six months ended June 30, 2023, respectively, compared to $1.9 million and $3.6 million for the three and six months ended June 30, 2022, respectively.
Average securities decreased $22.2 million, or 8.0%, to $256.1 million for the quarter ended June 30, 2023 compared to $278.3 million for the quarter ended June 30, 2022. The average yield on securities increased to 2.71% for the quarter ended June 30, 2023 compared to 2.67% for the quarter ended June 30, 2022.
Average securities decreased $35.7 million, or 12.3%, to $255.6 million for the six months ended June 30, 2023 compared to $291.2 million for the six months ended June 30, 2022. The average yield on securities increased to 2.72% for the six months ended June 30, 2023 compared to 2.52% for the six months ended June 30, 2022. See the Liquidity Management section for further discussion.
Total interest expense increased to $7.7 million and $14.7 million for the three and six months ended June 30, 2023, respectively, compared to $1.6 million and $2.9 million for the three and six months ended June 30, 2022, respectively. The Company’s rates paid on interest bearing liabilities were 2.34% and 2.24% for the three and six months ended June 30,

2023, respectively, compared to 0.55% and 0.50% for the three and six months ended June 30, 2022, respectively. See the Liquidity Management section for further discussion.
Interest expense on deposits increased to $6.0 million and $11.5 million for the three and six months ended June 30, 2023, respectively, compared to $0.9 million and $1.6 million for the three and six months ended June 30, 2022, respectively.
Average interest-bearing deposits increased $140.8 million, or 13.9%, to $1.16 billion for the quarter ended June 30, 2023 compared to $1.01 billion for the quarter ended June 30, 2022. The average cost of deposits increased to 2.07% for the quarter ended June 30, 2023 compared to 0.36% for the quarter ended June 30, 2022.
Average interest-bearing deposits increased $149.7 million, or 14.7%, to $1.17 billion for the six months ended June 30, 2023 compared to $1.02 billion for the six months ended June 30, 2022. The average cost of deposits increased to 1.99% for the six months ended June 30, 2023 compared to 0.32% for the six months ended June 30, 2022.
Interest expense on borrowings increased to $1.7 million and $3.2 million for the three and six months ended June 30, 2023, respectively, compared to $0.7 million and $1.3 million for the three and six months ended June 30, 2022, respectively.
Average borrowings increased $35.1 million, or 26.5%, to $167.3 million for the quarter ended June 30, 2023 compared to $132.2 million for the quarter ended June 30, 2022. The average cost of borrowings increased to 4.19% for the quarter ended June 30, 2023 compared to 2.06% for the quarter ended June 30, 2022.
Average borrowings increased $23.0 million, or 16.9%, to $159.4 million for the six months ended June 30, 2023 compared to $136.4 million for the six months ended June 30, 2022. The Company utilized funding capacity with the FHLB to meet its short-term liquidity needs. The average cost of borrowings increased to 4.02% for the six months ended June 30, 2023 compared to 1.87% for the six months ended June 30, 2022. The increase in cost of funds primarily resulted from higher market interest rates.
Non-interest Income and Expense
Non-interest income for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Service charges and other fees	$737	$835	$(98)	(11.7)%	$1,420	$1,628	$(208)	(12.8)%
Bank card income and fees	1,055	1,063	(8)	(0.8)%	2,015	2,024	(9)	(0.4)%
Trust department income	266	296	(30)	(10.1)%	538	636	(98)	(15.4)%
Real estate servicing fees, net	99	248	(149)	(60.1)%	292	478	(186)	(38.9)%
Gain on sales of mortgage loans, net	667	806	(139)	(17.2)%	1,162	1,695	(533)	(31.4)%
(Provision for) release of other real estate owned	(1,831)	28	(1,859)	NM	(1,831)	28	(1,859)	NM
Other	603	372	231	62.1%	1,182	885	297	33.6%
Total non-interest income	$1,596	$3,648	$(2,052)	(56.3)%	$4,778	$7,374	$(2,596)	(35.2)%
Non-interest income as a % of total revenue *	10.1%	20.0%			14.5%	20.4%
*Total revenue is calculated as net interest income plus non-interest income.
NM = not meaningful
Total non-interest income decreased $2.1 million, or 56.3%, to $1.6 million for the second quarter ended June 30, 2023 compared to $3.6 million for the second quarter ended June 30, 2022, and decreased $2.6 million, or 35.2%, to $4.8 million for the six months ended June 30, 2023 compared to $7.4 million for the six months ended June 30, 2022. The decrease was primarily due to the recognition of a $1.8 million write-down on a foreclosed property in other real estate owned based on a current appraisal and a decrease in the gain on sale of real estate mortgages.
Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) decreased to $0.1 million for the quarter ended June 30, 2023 compared to $0.2 million for the quarter ended June 30, 2022, and decreased to $0.3 million for the six months ended June 30, 2023 compared to $0.5 million for the six months ended June 30, 2022.

The Company was servicing $231.1 million of mortgage loans at June 30, 2023 compared to $240.5 million and $252.3 million at December 31, 2022 and June 30, 2022, respectively.
Gain on sales of mortgage loans decreased $0.1 million to $0.7 million for the second quarter ended June 30, 2023 compared to $0.8 million for the second quarter ended June 30, 2022, and decreased $0.5 million to $1.2 million for the six months ended June 30, 2023 compared to $1.7 million for the six months ended June 30, 2022.
The decrease in mortgage banking income, consisting of net gains on loan origination and sales activities, is primarily a result of the continued depressed residential mortgage environment, with increasing rates, reducing refinancing and new-purchase volumes. With the depressed mortgage environment, margins are compressed due to competition within the marketplace. The Company sold $26.9 million and $47.2 million of loans for the three and six months ended June 30, 2023, respectively, compared to $25.7 million and $54.7 million for the three and six months ended June 30, 2022, respectively.
Investment Security Gains (Losses)
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments, which were recognized in earnings:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	7	(9)	15	(13)
Investment securities gains (losses), net	$7	$(9)	$15	$(13)
Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries	$5,560	$5,008	$552	11.0%	$11,044	$10,163	$881	8.7%
Employee benefits	1,290	1,608	(318)	(19.8)	2,810	3,339	(529)	(15.8)
Occupancy expense, net	801	765	36	4.7	1,595	1,550	45	2.9
Furniture and equipment expense	716	771	(55)	(7.1)	1,467	1,526	(59)	(3.9)
Processing, network and bank card expense	1,320	1,142	178	15.6	2,477	2,284	193	8.5
Legal, examination, and professional fees	443	375	68	18.1	948	815	133	16.3
Advertising and promotion	353	304	49	16.1	709	597	112	18.8
Postage, printing, and supplies	179	226	(47)	(20.8)	373	416	(43)	(10.3)
Loan expense	239	157	82	52.2	624	303	321	105.9
Other	1,824	1,184	640	54.1	3,155	2,774	381	13.7
Total non-interest expense	$12,725	$11,540	$1,185	10.3%	$25,202	$23,767	$1,435	6.0%
Efficiency ratio*	80.5%	63.4%			76.5%	65.9%
Number of full-time equivalent employees	317	300			317	300
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense increased $1.2 million to $12.7 million for the quarter ended June 30, 2023 compared to $11.5 million for the quarter ended June 30, 2022 and increased $1.4 million to $25.2 million for the six months ended June 30, 2023 compared to $23.8 million for the six months ended June 30, 2022.
Salaries increased $0.6 million, or 11.0%, to $5.6 million for the quarter ended June 30, 2023 compared to $5.0 million for the quarter ended June 30, 2022, and increased $0.9 million, or 8.7%, to $11.0 million for the six months ended June 30,

2023 compared to $10.2 million for the six months ended June 30, 2022. The increase was primarily due to annual merit increases and an increase in full-time equivalent employees.
Employee benefits decreased $0.3 million, or 19.8%, to $1.3 million for the quarter ended June 30, 2023 compared to $1.6 million for the quarter ended June 30, 2022, and decreased $0.5 million, or 15.8%, to $2.8 million for the six months ended June 30, 2023 compared to $3.3 million for the six months ended June 30, 2022. The decrease was primarily due to a decrease in 401(k) plan contributions, medical premiums, and pension cost due to higher annual discount rate assumptions compared to the prior year's annual assumptions.
Loan expense increased $0.1 million, or 52.2%, to $0.2 million for the quarter ended June 30, 2023 compared to $0.2 million for the quarter ended June 30, 2022, and increased $0.3 million, or 105.9%, to $0.6 million for the six months ended June 30, 2023 compared to $0.3 million for the six months ended June 30, 2022. The increase was primarily due to recognition of an adjustment to an unearned dealers reserve related to prior years activity in the first quarter of 2023.
Other non-interest expense increased $0.6 million, or 54.1%, to $1.8 million for the quarter ended June 30, 2023 compared to $1.2 million for the quarter ended June 30, 2022, and increased $0.4 million, or 13.7%, to $3.2 million for the six months ended June 30, 2023 compared to $2.8 million for the six months ended June 30, 2022. The increase was primarily related to the increase in the FDIC assessment, director fees, insurance, and correspondent bank fees, partially offset by the change in the fair value adjustment for mortgage banking derivatives.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 17.2% and 17.6% for the three and six months ended June 30, 2023, respectively, compared to 17.8% and 18.4% for the three and six months ended June 30, 2022, respectively.
The decrease in the effective tax rate for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was primarily attributable to the decrease in earnings, an increase in tax-exempt income and additional expense for tax planning initiatives. The effective tax rate for each of the three and six months ended June 30, 2023 and 2022, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Included in the effective tax rate is a $13,000 and $26,000 benefit associated with a historic tax credit investment for the three and six months ended June 30, 2023, respectively. The investment is expected to generate a $0.3 million tax benefit over the life of the project and is being recognized under the deferral method of accounting.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 81.1% of total assets as of June 30, 2023 compared to 78.3% as of December 31, 2022.
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

Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated is as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$233,029	14.9%	$244,549	16.1%
Real estate construction − residential	51,884	3.3	32,095	2.1
Real estate construction − commercial	127,761	8.2	137,235	9.0
Real estate mortgage − residential	383,439	24.5	361,025	23.7
Real estate mortgage − commercial	744,771	47.7	722,729	47.5
Installment and other consumer	22,322	1.4	23,619	1.6
Total loans held for investment	$1,563,206	100.0%	$1,521,252	100.0%
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
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the six months ended June 30, 2023, the Company sold approximately $47.2 million of loans to investors compared to $54.7 million for the six months ended June 30, 2022. At June 30, 2023, the Company was servicing approximately $231.1 million of loans sold to the secondary market compared to $240.5 million at December 31, 2022, and $252.3 million at June 30, 2022.
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
Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Non-accrual loans (c):
Commercial, financial, and agricultural	$162	$121
Real estate construction − residential	94	—
Real estate construction − commercial	78	87
Real estate mortgage − residential	724	685
Real estate mortgage − commercial	2,780	17,801
Installment and other consumer	2	6
Total	$3,840	$18,700
Loans contractually past - due 90 days or more and still accruing:
Installment and other consumer	7	1
Total	$7	$1
Total non-performing loans (a)	3,847	18,701
Other real estate owned and repossessed assets	6,429	8,795
Total non-performing assets	$10,276	$27,496

Loans held for investment	$1,563,206	$1,521,252
Allowance for credit losses on loans	22,236	15,588
Restructured loans accruing	1,498	1,661
Allowance for credit and loan losses to loans, respectively	1.42%	1.02%
Non-accrual loans to total loans	0.25%	1.23%
Non-performing loans to loans (a)	0.25%	1.23%
Non-performing assets to loans (b)	0.66%	1.81%
Non-performing assets to assets (b)	0.54%	1.43%
Allowance for credit and loan losses to non-accrual loans, respectively	579.06%	83.36%
Allowance for credit and loan losses to non-performing loans, respectively	578.01%	83.35%
(a)Non-performing loans include loans 90 days past due and accruing, non-accrual loans, and non-performing TDRs included in non-accrual loans and 90 days past due.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.
(c)Non-accrual loans include $0.3 million of restructured loans as of both June 30, 2023 and December 31, 2022.
Total non-performing assets were $10.3 million, or 0.66% of total loans, at June 30, 2023 compared to $27.5 million, or 1.81% of total loans, at December 31, 2022.
Total non-accrual loans at June 30, 2023 decreased $14.9 million, or 79.5%, to $3.8 million compared to $18.7 million at December 31, 2022 primarily due to three large non-accrual loan relationships returning to accruing status. There were $7,000 in loans past due 90 days and still accruing interest at June 30, 2023 compared to $1,000 at December 31, 2022. Other real estate and repossessed assets were $6.4 million and $8.8 million at June 30, 2023 and December 31, 2022, respectively. During the six months ended June 30, 2023, there were $44,000 of non-accrual loans, net of charge-offs taken, added to other real estate owned and repossessed assets. During the six months ended June 30, 2022, an additional $52,000 charge-off was recorded related to a property that moved into other real estate owned.
As of June 30, 2023, approximately $26.3 million of loans classified as substandard, which include performing TDRs, and were not included in the non-performing asset table, were identified as potential problem loans having more than normal risk which raised doubts as to the ability of the borrower to comply with present loan repayment terms, compared to $12.8 million at December 31, 2022. Management believes the allowance for credit losses was sufficient to cover the risks and expected / probable losses related to such loans at June 30, 2023 and December 31, 2022, respectively.
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
The following table is a summary of the allocation of the allowance for credit losses:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for credit losses at end of period:
Commercial, financial, and agricultural	$1,844	14.9%	$2,735	16.1%
Real estate construction − residential	748	3.3	157	2.1
Real estate construction − commercial	3,422	8.2	875	9.0
Real estate mortgage − residential	5,465	24.5	3,329	23.7
Real estate mortgage − commercial	10,295	47.7	8,000	47.5
Installment and other consumer	217	1.4	326	1.6
Unallocated	245	—	166	—
Total	$22,236	100.0%	$15,588	100.0%
The allowance for credit losses was $22.2 million, or 1.42%, of loans outstanding at June 30, 2023 compared to $15.6 million, or 1.02%, of loans outstanding at December 31, 2022. The ratio of the allowance for credit losses to non-performing loans was 578.01% at June 30, 2023, compared to the allowance for loan losses of 83.35% at December 31, 2022.
Provision for (Release of) Credit Losses / Loan Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2023	2022	2023	2022
Provision for (release of) credit / loan losses on loans, respectively	$165	$1,200	$815	$(1,300)
Provision for available-for-sale securities	—	—	—	—
Provision for (release of) credit losses for off-balance sheet commitments	(165)	—	(135)	—
Total Provision for (release of) credit losses	$—	$1,200	$680	$(1,300)
No net provision for credit losses was recognized for the three months ended June 30, 2023 and the Company recognized a $0.7 million provision for credit losses for the six months ended June 30, 2023, compared to a $1.2 million provision for loan losses for the three months ended June 30, 2022 and a $1.3 million release of provision for loan losses for the six months ended June 30, 2022. The release of provision expense primarily resulted from the release of specific reserves totaling $2.8 million in the first quarter of 2022 due to returning the balances related to one loan relationship to accrual status from non-accrual status.

The following table summarizes credit loss experience for the periods indicated:

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans
Commercial, financial, and agricultural	$(150)	$230,088	(0.07)%	$9	$232,187	—%
Real estate construction − residential	—	49,427	—	—	23,167	—
Real estate construction − commercial	—	136,400	—	—	107,744	—
Real estate mortgage − residential	(2)	367,887	—	(20)	296,119	(0.01)
Real estate mortgage − commercial	20	747,080	—	103	681,926	0.02
Installment and other consumer	40	22,604	0.18	34	22,865	0.15
Total	$(92)	$1,553,486	(0.01)%	$126	$1,364,008	0.01%

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans
Commercial, financial, and agricultural	$(131)	$231,271	(0.06)%	$24	$226,569	0.01%
Real estate construction − residential	—	43,185	—	—	23,311	—
Real estate construction − commercial	—	142,093	—	—	101,872	—
Real estate mortgage − residential	(4)	364,886	—	(23)	289,011	(0.01)
Real estate mortgage − commercial	24	733,666	—	175	676,350	0.03
Installment and other consumer	71	22,849	0.31	74	22,605	0.33
Total	$(40)	$1,537,950	—%	$250	$1,339,718	0.02%
Net Loan Charge-Offs (Recoveries)
The Company’s net recoveries were $0.1 million and $40,000 for the three and six months ended June 30, 2023, respectively, compared to net charge-offs of $0.1 million and $0.3 million for the three and six months ended June 30, 2022, respectively.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. These loans are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At June 30, 2023, the carrying amount of these loans was $2.1 million compared to $0.6 million at December 31, 2022.
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

(in thousands)	June 30, 2023	December 31, 2022
Federal funds sold	$115	$46
Other interest-bearing deposits	1,367	65,013
Certificates of deposit in other banks	980	2,955
Available-for-sale investment securities	251,616	250,747
Total	$254,078	$318,761
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $251.6 million at June 30, 2023 and included an unrealized net loss of $44.7 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $10.6 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At June 30, 2023 and December 31, 2022, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $131.1 million and $139.2 million, respectively.
Total investment securities pledged for these purposes were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$8,662	$8,563
Federal funds purchased and securities sold under agreements to repurchase	8,715	8,601
Other deposits	103,103	94,432
Total pledged, at fair value	$120,480	$111,596
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At June 30, 2023, such deposits totaled $1.4 billion and represented 90.8% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at June 30, 2023 and December 31, 2022 were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Core deposit base:
Non-interest bearing demand	$437,770	$453,443
Interest checking	364,809	440,611
Savings and money market	418,280	442,856
Other time deposits	180,321	160,175
Total	$1,401,180	$1,497,085
Estimated uninsured deposits totaled $359.4 million, including $112.9 million of certificates of deposit, at June 30, 2023, compared to $420.3 million, including $94.9 million of certificates of deposit, at December 31, 2022. The Company had brokered deposits totaling $29.2 million and $40.1 million at June 30, 2023 and December 31, 2022, respectively.
Included within in the uninsured deposits at June 30, 2023 and December 31, 2022 are public funds deposits greater than $250,000 which are collateralized by the Company totaling $104.3 million and $111.6 million, respectively. The estimated uninsured and uncollateralized deposits ratio to total deposits at June 30, 2023 and December 31, 2022 was 17% and 19%, respectively.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (FHLB), and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2023, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $8.2 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2023. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At June 30, 2023, there were $5.5 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at June 30, 2023.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of June 30, 2023, the Bank had $164.3 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at June 30, 2023 and December 31, 2022 were as follows:

(in thousands)	June 30, 2023	December 31, 2022
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$5,503	$5,187
Federal Home Loan Bank advances	164,275	98,000
Subordinated notes	49,486	49,486
Total	$219,264	$152,673
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

The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	June 30, 2023				December 31, 2022
(in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$400,410	$8,172	$35,000	$443,582	$355,391	$8,058	$60,000	$423,449
Letters of credit	(19,500)	—	—	(19,500)	(47,500)	—	—	(47,500)
Advances outstanding	(164,275)	—	—	(164,275)	(98,000)	—	—	(98,000)
Total available	$216,635	$8,172	$35,000	$259,807	$209,891	$8,058	$60,000	$277,949
At June 30, 2023, loans of $651.6 million were pledged to the FHLB as collateral for borrowings and letters of credit. At June 30, 2023, investments with a market value of $8.7 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated liquidity needs in both the short and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $24.6 million at June 30, 2023 compared to $83.7 million at December 31, 2022. The $59.1 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2023. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $7.8 million for the six months ended June 30, 2023.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $42.3 million during the six months ended June 30, 2023. The cash outflow primarily consisted of a net increase in loans held for investment of $41.8 million and $17.8 million in purchases of investment securities and FHLB stock, partially offset by $8.9 million from maturities and calls and sales of investment securities and FHLB stock.
Financing activities used total cash of $24.5 million during the six months ended June 30, 2023, resulting primarily from a $127.0 million decrease in demand deposits and interest-bearing transaction accounts. These decreases were partially offset by a $38.2 million increase in time deposits. The Company utilized funding capacity with the FHLB by drawing advances of $230.1 million and repaying $163.8 million to meet its short-term liquidity needs during the year.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $401.4 million in unused loan commitments and standby letters of credit as of June 30, 2023. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $2.3 million and $2.0 million for the six months ended June 30, 2023 and 2022, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $3.0 million and $7.5 million in dividends to the Company during the six months ended June 30, 2023 and 2022, respectively. At June 30, 2023 and December 31, 2022, the Company had cash and cash equivalents totaling $2.4 million and $2.5 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. The Company did not repurchase any shares during the three months ended June 30, 2023. As of June 30, 2023, $2.1 million remained available for share repurchases pursuant to the plan. Repurchases under the plan may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for completion of share repurchases under the plan.
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

Under the Basel III Rules, at June 30, 2023 and December 31, 2022, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2023
Total Capital (to risk-weighted assets):
Company	$227,484	13.99%	$170,735	10.50%	$—	N.A%
Bank	226,107	13.95%	170,233	10.50%	162,127	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$203,407	12.51%	$138,214	8.50%	$—	N.A%
Bank	207,872	12.82%	137,808	8.50%	129,702	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$161,249	9.92%	$113,823	7.00%	$—	N.A%
Bank	207,872	12.82%	113,489	7.00%	105,382	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$203,407	10.46%	$77,773	4.00%	$—	N.A%
Bank	207,872	10.77%	77,239	4.00%	96,549	5.00%

December 31, 2022
Total Capital (to risk-weighted assets):
Company	$222,873	13.85%	$169,025	10.50%	$—	N.A%
Bank	221,066	13.78%	168,431	10.50%	160,410	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$201,595	12.52%	$136,830	8.50%	$—	N.A%
Bank	205,318	12.80%	136,349	8.50%	128,328	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$159,125	9.89%	$112,684	7.00%	$—	N.A%
Bank	205,318	12.80%	112,287	7.00%	104,267	6.50%
Tier 1 leverage ratio:
Company	$201,595	10.76%	$74,936	4.00%	$—	N.A%
Bank	205,318	10.85%	75,678	4.00%	94,598	5.00%

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
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the ALCO with direction from the Board of Directors. The ALCO meets monthly to review, the sensitivity of the Company’s assets and liabilities to interest rate changes and to discuss local and national market conditions. The ALCO also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
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
The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2023 and December 31, 2022.

	% Change in projected net interest income
Hypothetical shift in interest rates	June 30,	December 31,
(bps)	2023	2022
200	0.63%	3.01%
100	2.01%	3.78%
(100)	4.97%	5.20%
(200)	6.39%	5.80%
The change in the Company’s interest rate risk exposure from December 31, 2022 to June 30, 2023 was primarily due to a change in the profile of the Company’s funding sources. At December 31, 2022, the Company had higher balances in customer deposit accounts, including a seasonal spike in certain public funds' account balances. This funding source reprices immediately as interest rates change. Since December 31, 2022, there has been a shift from deposits that reprice immediately as the federal funds rate changes to more fixed rate funding sources, including time deposits and FHLB advances. A change in the mix of funding sources translates into lower projected net interest income growth when compared to December 31, 2022. The Company’s balance sheet is liability sensitive, where interest rate decreases translate into higher net interest income. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.
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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended June 30, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2023. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Impact of New Accounting Standards
Rate Reform. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. It provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. The amendments in this update were effective for all entities from March 12, 2020 through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,” which was effective upon issuance and deferred the sunset date in Topic 848 from December 31, 2022 to December 31, 2024. The Company continues to evaluate its LIBOR exposure. The trust-preferred subordinated debentures will transition to an adjusted Secured Overnight Financing Rate (SOFR) index in accordance with the Federal Reserve's final rule implementing the Adjustable Interest Rate Act. The Company has identified its products that utilize LIBOR and has implemented enhanced fallback language to facilitate the transition to alternative reference rates, such as SOFR. The Company has evaluated its systems and is offering alternative rates and is no longer offering LIBOR-indexed rates on newly originated loans. The Company continues to evaluate the impact of the reference rate reform with regulatory guidelines regarding the cessation of LIBOR.

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

10.1	Hawthorn Bancshares, Inc. Equity Incentive Plan (filed as Exhibit 10.1 to the Company's current report on Form 8-K on June 12, 2023 and incorporated herein by reference).
10.2
Form of Hawthorn Bancshares, Inc. Equity Incentive Plan Restricted Stock Unit Award Agreement (Service-Based Vesting) (filed as Exhibit 10.2 to the Company's current report on Form 8-K on June 12, 2023 and incorporated herein by reference).

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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

August 10, 2023	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Stephen E. Guthrie

August 10, 2023	Stephen E. Guthrie, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)