Form 10-Q
period 2023-09-30
HAWTHORN BANCSHARES, INC.
filed 2023-11-09
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2023
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 9, 2023, the registrant had 7,039,323 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
2

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except per share data)	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash and due from banks	$17,793	$18,661
Federal funds sold	—	46
Other interest-bearing deposits	10,061	65,013
Cash and cash equivalents	27,854	83,720
Certificates of deposit in other banks	735	2,955
Available-for-sale debt securities, at fair value	233,516	250,747
Other investments	7,005	6,353
Total investment securities	240,521	257,100
Loans held for investment	1,556,969	1,521,252
Allowance for credit losses (1)	(22,462)	(15,588)
Net loans	1,534,507	1,505,664
Loans held for sale, at lower of cost or fair value	3,006	591
Premises and equipment - net	32,508	32,856
Mortgage servicing rights, at fair value	2,885	2,899
Other real estate owned - net	3,564	8,795
Accrued interest receivable	8,533	7,953
Cash surrender value - life insurance	2,610	2,567
Other assets (1)	22,282	18,440
Total assets	$1,879,005	$1,923,540
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$425,105	$453,443
Savings, interest checking and money market	802,591	923,602
Time deposits $250,000 and over	115,197	94,859
Other time deposits	237,472	160,175
Total deposits	1,580,365	1,632,079
Federal funds purchased and securities sold under agreements to repurchase	6,196	5,187
Federal Home Loan Bank advances and other borrowings	112,000	98,000
Subordinated notes	49,486	49,486
Operating lease liabilities	1,295	1,533
Accrued interest payable	1,851	902
Liability for unfunded commitments (1)	947	—
Other liabilities	8,461	8,942
Total liabilities	1,760,601	1,796,129
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,554,893 and 7,284,151 shares, respectively	7,555	7,284
Surplus	76,776	71,042
Retained earnings	85,104	91,789
Accumulated other comprehensive loss, net of tax	(40,041)	(31,714)
Treasury stock; 515,570 shares, at cost, respectively	(10,990)	(10,990)
Total stockholders’ equity	118,404	127,411
Total liabilities and stockholders’ equity	$1,879,005	$1,923,540
(1) September 30, 2023 amounts include the impacts of the January 1, 2023 adoption of ASU 2016-13. See Note 2 for details.
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
INTEREST INCOME
Interest and fees on loans	$22,134	$16,328	$61,105	$44,831
Interest and fees on loans held for sale	59	23	119	69
Interest on investment securities:
Taxable	871	781	2,601	2,361
Nontaxable	618	621	1,876	1,822
Federal funds sold	—	—	2	5
Other interest-bearing deposits and certificates of deposit in other banks	85	76	724	179
Dividends on other investments	121	64	321	204
Total interest income	23,888	17,893	66,748	49,471
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,466	1,382	11,961	2,275
Time deposit accounts $250,000 and over	816	345	3,493	588
Time deposits	1,357	239	2,715	709
Total interest expense on deposits	6,639	1,966	18,169	3,572
Interest on federal funds purchased and securities sold under agreements to repurchase	38	13	83	32
Interest on Federal Home Loan Bank advances	1,075	277	2,430	778
Interest on subordinated notes	989	570	2,769	1,316
Total interest expense on borrowings	2,102	860	5,282	2,126
Total interest expense	8,741	2,826	23,451	5,698
Net interest income	15,147	15,067	43,297	43,773
Provision for (release of) credit losses on loans and unfunded commitments (1)	110	300	790	(1,000)
Net interest income after provision for (release of) credit losses on loans and unfunded commitments	15,037	14,767	42,507	44,773
NON-INTEREST INCOME
Service charges and other fees	760	693	2,180	2,322
Bank card income and fees	1,029	1,030	3,044	3,054
Trust department income	283	287	820	924
Real estate servicing fees, net	125	383	417	861
Gain on sale of mortgage loans, net	851	628	2,014	2,322
Losses (gains) on other real estate owned, net	(2,809)	—	(4,592)	30
Other	367	464	1,501	1,346
Total non-interest income	606	3,485	5,384	10,859
Investment securities gains (losses), net	3	1	18	(12)
NON-INTEREST EXPENSE
Salaries and employee benefits	7,124	6,750	20,978	20,251
Occupancy expense, net	842	789	2,437	2,339
Furniture and equipment expense	768	774	2,236	2,301
Processing, network, and bank card expense	1,320	1,261	3,797	3,545
Legal, examination, and professional fees	499	395	1,447	1,210
Advertising and promotion	375	430	1,084	1,027
Postage, printing, and supplies	248	237	621	653
Loan expense	147	123	771	426
Other	1,246	1,436	4,401	4,210
Total non-interest expense	12,569	12,195	37,772	35,962
Income before income taxes	3,077	6,058	10,137	19,658
Income tax expense	498	1,131	1,738	3,633
Net income	$2,579	$4,927	$8,399	$16,025
Basic earnings per share	$0.36	$0.70	$1.19	$2.27
Diluted earnings per share	$0.36	$0.70	$1.19	$2.27
(1) Prior to adoption of ASU No 2016-13 on January 1, 2023, credit losses were estimated using the incurred loss approach.
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Net income	$2,579	$4,927	$8,399	$16,025
Other comprehensive loss, net of tax
Investment securities available-for-sale:
Change in unrealized (losses) gains on investment securities available-for-sale, net of tax	(9,325)	(12,430)	(7,948)	(43,438)
Defined benefit pension plans:
Amortization of net gains included in net periodic pension cost, net of tax	(126)	—	(379)	—
Total other comprehensive loss	(9,451)	(12,430)	(8,327)	(43,438)
Total comprehensive (loss) income	$(6,872)	$(7,503)	$72	$(27,413)

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended September 30, 2023 and 2022
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2023	$7,284	$77,047	$83,722	$(30,590)	$(10,990)	$126,473
Net income	—	—	2,579	—	—	2,579
Other comprehensive loss	—	—	—	(9,451)	—	(9,451)
Stock dividend	271	(271)	—	—	—	—
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,197)	—	—	(1,197)
Balance, September 30, 2023	$7,555	$76,776	$85,104	$(40,041)	$(10,990)	$118,404

Balance, June 30, 2022	$7,024	$71,302	$84,437	$(27,715)	$(10,990)	$124,058
Net income	—	—	4,927	—	—	4,927
Other comprehensive loss	—	—	—	(12,430)	—	(12,430)
Stock dividend	260	(260)	—	—	—	—
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,150)	—	—	(1,150)
Balance, September 30, 2022	$7,284	$71,042	$88,214	$(40,145)	$(10,990)	$115,405

	Nine Months Ended September 30, 2023 and 2022
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stock - holders' Equity
Balance, December 31, 2022	$7,284	$71,042	$91,789	$(31,714)	$(10,990)	$127,411
Adoption of ASU 2016-13	—	—	(5,581)	—	—	(5,581)
Balance, January 01, 2023	7,284	71,042	86,208	(31,714)	(10,990)	121,830
Net income	—	—	8,399	—	—	8,399
Other comprehensive loss	—	—	—	(8,327)	—	(8,327)
Stock dividend	271	5,734	(6,005)	—	—	—
Cash dividends declared, common stock ($0.51 per share)	—	—	(3,498)	—	—	(3,498)
Balance, September 30, 2023	$7,555	$76,776	$85,104	$(40,041)	$(10,990)	$118,404

Balance, December 31, 2021	$7,024	$64,437	$82,300	$3,293	$(8,098)	$148,956
Net income	—	—	16,025	—	—	16,025
Other comprehensive loss	—	—	—	(43,438)	—	(43,438)
Purchase of treasury stock	—	—	—	—	(2,892)	(2,892)
Stock dividend	260	6,605	(6,865)	—	—	—
Cash dividends declared, common stock ($0.49 per share)	—	—	(3,246)	—	—	(3,246)
Balance, September 30, 2022	$7,284	$71,042	$88,214	$(40,145)	$(10,990)	$115,405

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2023	2022
Cash flows from operating activities:
Net income	$8,399	$16,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses on loans and unfunded commitments	790	(1,000)
Depreciation expense	1,608	1,615
Net amortization of investment securities, premiums, and discounts	772	1,086
Change in fair value of mortgage servicing rights	52	(186)
Investment securities (gains) losses, net	(18)	12
Gain on sales and dispositions of premises and equipment	(154)	(147)
Gain on sales and dispositions of other real estate	(49)	(2)
Provision for (release of) valuation allowance for other real estate owned	4,643	(28)
Increase in accrued interest receivable	(580)	(427)
Increase in cash surrender value - life insurance	(43)	(44)
(Increase) decrease in other assets	(554)	155
Decrease in operating lease liabilities	(238)	(227)
Increase in accrued interest payable	949	283
Decrease in other liabilities	(803)	(4,185)
Origination of mortgage loans held for sale	(84,821)	(72,563)
Proceeds from the sale of mortgage loans held for sale	84,382	76,110
Gain on sale of mortgage loans, net	(2,014)	(2,322)
Net cash provided by operating activities	12,321	14,155
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	—	(245)
Proceeds from maturities of certificates of deposit in other banks	2,219	1,237
Net increase in loans	(35,469)	(190,215)
Purchase of available-for-sale debt securities	(9,468)	(17,318)
Proceeds from maturities of available-for-sale debt securities	15,252	24,673
Proceeds from calls of available-for-sale debt securities	615	2,295
Purchases of FHLB stock	(13,838)	(8,103)
Proceeds from sales of FHLB stock	13,204	8,138
Purchases of premises and equipment	(1,384)	(2,433)
Proceeds from sales of premises and equipment	158	304
Proceeds from sales of other real estate and repossessed assets	681	1,348
Net cash used in investing activities	(28,030)	(180,319)
Cash flows from financing activities:
Net (decrease) increase in demand deposits	(28,338)	45,587
Net (decrease) increase in interest-bearing transaction accounts	(121,011)	7,235
Net increase in time deposits	97,635	23,156
Net increase (decrease) in federal funds purchased and securities sold under agreements to repurchase	1,009	(17,939)
Repayment of FHLB advances and other borrowings	(328,890)	(195,962)
FHLB advances	342,890	191,544
Purchase of treasury stock	—	(2,892)
Cash dividends paid - common stock	(3,452)	(3,088)
Net cash (used in) provided for financing activities	(40,157)	47,641
Net decrease in cash and cash equivalents	(55,866)	(118,523)
Cash and cash equivalents, beginning of period	83,720	159,909
Cash and cash equivalents, end of period	$27,854	$41,386
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Nine Months Ended September 30,
(In thousands)	2023	2022
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$22,501	$5,415
Income taxes	$1,925	$4,307
Noncash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$44	$3
Stock dividends	$6,005	$6,865
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
The following table illustrates the impact of adoption of ASU 2016-13:

(in thousands)	December 31, 2022	Impact of Adoption	January 1, 2023
Assets:
Allowance for credit losses on loans	$15,588	$5,793	$21,381
Deferred tax asset	3,267	1,483	4,750
Liabilities:
Liability for unfunded commitments	—	1,272	1,272
Shareholders' Equity
Retained Earnings	91,789	(5,581)	86,208

(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s held for investment loan portfolio at September 30, 2023 and December 31, 2022 were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Commercial, financial, and agricultural	$227,372	$244,549
Real estate construction − residential	58,774	32,095
Real estate construction − commercial	130,572	137,235
Real estate mortgage − residential	379,514	361,025
Real estate mortgage − commercial	739,413	722,729
Installment and other consumer	21,324	23,619
Total loans held for investment	$1,556,969	$1,521,252
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. Accrued interest on loans totaled $7.1 million and $6.4 million at September 30, 2023 and December 31, 2022, respectively, and is included in the accrued interest receivable on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At September 30, 2023, loans of $719.9 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.
Allowance for Credit Losses
The allowance for credit losses is measured using a lifetime expected loss model that incorporates relevant information about past events, including historical credit loss experience on loans with similar risk characteristics, current conditions, and reasonable and supportable forecasts that affect the collectability of the remaining cash flows over the contractual term of the loans. The allowance for credit losses is measured on a collective (pool) basis. Loans are aggregated into pools based on similar risk characteristics including borrower type, collateral type and expected credit loss patterns. Loans that do not share similar risk characteristics, primarily large loans on non-accrual status, are evaluated on an individual basis. The allowance for credit losses is a valuation account that is deducted from loans amortized cost basis to present the net amount

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
expected to be collected on the instrument. Expected recoveries are included in the allowance and do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. Loans are charged off against the allowance for credit losses when management believes the balance has become uncollectible.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following tables illustrate the changes in the allowance for credit losses by portfolio segment:

	Three Months Ended September 30, 2023
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$1,844	$748	$3,422	$5,465	$10,295	$217	$245	$22,236
Additions:
Provision for (release of ) credit losses (1)	99	125	(157)	(153)	440	94	(148)	300
Deductions:
Loans charged off	16	—	—	—	3	76	—	95
Less recoveries on loans	(9)	—	—	(2)	(1)	(9)	—	(21)
Net loan charge-offs (recoveries)	7	—	—	(2)	2	67	—	74
Balance at end of period	$1,936	$873	$3,265	$5,314	$10,733	$244	$97	$22,462
Liability for Unfunded Commitments
Balance at beginning of period	$112	$355	$414	$108	$126	$1	$21	$1,137
Provision for credit losses on unfunded commitments	9	(68)	(110)	(4)	(1)	—	(16)	(190)
Balance at end of period	$121	$287	$304	$104	$125	$1	$5	$947
Allowance for credit losses on loans and liability for unfunded commitments	$2,057	$1,160	$3,569	$5,418	$10,858	$245	$102	$23,409

	Three Months Ended September 30, 2022
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$3,005	$66	$762	$2,747	$8,410	$312	$51	$15,353
Additions:
Provision for (release of ) loan losses (1)	(124)	5	87	481	(414)	129	136	300
Deductions:
Loans charged off	46	—	—	—	(1)	146		191
Less recoveries on loans	(13)	—	—	(4)	(5)	(21)		(43)
Net loan charge-offs (recoveries)	33	—	—	(4)	(6)	125	—	148
Balance at end of period	$2,848	$71	$849	$3,232	$8,002	$316	$187	$15,505

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following tables illustrate the changes in the allowance for loan losses by portfolio segment:

	Nine Months Ended September 30, 2023
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,735	$157	$875	$3,329	$8,000	$326	$166	$15,588
Adoption of ASU 2016-13	(649)	291	2,894	1,890	1,613	(80)	(166)	5,793
Balance at January 1, 2023	2,086	448	3,769	5,219	9,613	246	—	21,381
Additions:
Provision for (release of ) credit losses (1)	(274)	425	(504)	89	1,145	137	97	1,115
Deductions:
Loans charged off	59	—	—	—	28	204	—	291
Less recoveries on loans	(183)	—	—	(6)	(3)	(65)	—	(257)
Net loan charge-offs (recoveries)	(124)	—	—	(6)	25	139	—	34
Balance at end of period	$1,936	$873	$3,265	$5,314	$10,733	$244	$97	$22,462
Liability for Unfunded Commitments
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	104	341	569	107	150	1	—	1,272
Balance at January 1, 2023	104	341	569	107	150	1	—	1,272
Provision for credit losses on unfunded commitments	17	(54)	(265)	(3)	(25)	—	5	(325)
Balance at end of period	$121	$287	$304	$104	$125	$1	$5	$947
Allowance for credit losses on loans and liability for unfunded commitments	$2,057	$1,160	$3,569	$5,418	$10,858	$245	$102	$23,409

	Nine Months Ended September 30, 2022
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,717	$137	$588	$2,482	$10,662	$256	$61	$16,903
Additions:
Provision for (release of ) loan losses (1)	188	(66)	261	723	(2,491)	259	126	(1,000)
Deductions:
Loans charged off	106	—	—	—	178	262	—	546
Less recoveries on loans	(49)	—	—	(27)	(9)	(63)	—	(148)
Net loan charge-offs (recoveries)	57	—	—	(27)	169	199	—	398
Balance at end of period	$2,848	$71	$849	$3,232	$8,002	$316	$187	$15,505
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The amortized cost of collateral-dependent loans by class as of September 30, 2023 was as follows:

	Collateral Type
(in thousands)	Real Estate	Other	Allowance Allocated
September 30, 2023
Real estate mortgage − residential	$142	$—	$22
Real estate mortgage − commercial	2,432	—	—
Total	$2,574	$—	$22
Impaired Loans
The following impaired loans disclosures were superseded by ASU 2016-13.
The following table illustrates the allowance for loan losses and recorded investment by portfolio segment based on the impairment method:

(in thousands)	Commercial, Financial, and Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
December 31, 2022
Allowance for loan losses:
Individually evaluated for impairment	$36	$—	$11	$148	$62	$1	$—	$258
Collectively evaluated for impairment	2,699	157	864	3,181	7,938	325	166	15,330
Total	$2,735	$157	$875	$3,329	$8,000	$326	$166	$15,588
Loans outstanding:
Individually evaluated for impairment	$295	$—	$87	$1,863	$18,110	$6	$—	$20,361
Collectively evaluated for impairment	244,254	32,095	137,148	359,162	704,619	23,613	—	1,500,891
Total	$244,549	$32,095	$137,235	$361,025	$722,729	$23,619	$—	$1,521,252
Loans evaluated under Accounting Standards Codification (ASC) 310-10-35 include loans that are individually evaluated for impairment. All other loans are collectively evaluated for impairment under ASC 450-20. Impaired loans individually evaluated for impairment totaled $20.4 million at December 31, 2022, and were comprised of loans on non-accrual status and loans classified as TDRs.
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
•Pass - loans that are well protected by the current net worth and paying capacity of the obligor (or guarantors, if any) or by the fair value, less cost to acquire and sell in a timely manner, of any underlying collateral.
•Watch - loans that have one or more weaknesses identified that may result in the borrower being unable to meet repayment terms or when the Company’s credit position could deteriorate at some future date.
•Substandard - loans that are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected.
•Non-accrual - loans that are delinquent for 90 days or more and the ultimate collectability of interest or principal is no longer probable. (The majority of the Company's non-accrual loans have a substandard risk grade)
•Doubtful - loans that have all the weaknesses inherent in loans classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at September 30, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
September 30, 2023
Commercial, Financial, & Agricultural
Pass	$38,345	$46,113	$34,333	$32,286	$5,094	$4,851	$51,245	$603	$212,870
Watch	181	2,630	381	610	3	331	4,159	—	8,295
Substandard	382	3,841	58	18	—	—	1,820	—	6,119
Non-accrual loans	—	2	—	—	11	75	—	—	88
Total	$38,908	$52,586	$34,772	$32,914	$5,108	$5,257	$57,224	$603	$227,372
Gross YTD charge-offs	—	—	—	—	—	59	—	—	59
Real Estate Construction - Residential
Pass	$35,074	$22,884	$638	$177	$—	$—	$1	$—	$58,774
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual loans	—	—	—	—	—	—	—	—	—
Total	$35,074	$22,884	$638	$177	$—	$—	$1	$—	$58,774
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$40,936	$56,321	$29,056	$1,193	$63	$739	$311	$—	$128,619
Watch	839	18	196	—	—	13	103	—	1,169
Substandard	710	—	—	—	—	—	—	—	710
Non-accrual loans	—	—	—	—	—	74	—	—	74
Total	$42,485	$56,339	$29,252	$1,193	$63	$826	$414	$—	$130,572
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$59,185	$126,650	$64,789	$49,317	$7,345	$22,551	$44,237	$202	$374,276
Watch	180	208	416	989	127	2,265	—	—	4,185
Substandard	16	—	—	130	—	134	—	—	280
Non-accrual loans	—	49	—	232	—	273	219	—	773
Total	$59,381	$126,907	$65,205	$50,668	$7,472	$25,223	$44,456	$202	$379,514
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Commercial
Pass	$89,802	$214,581	$205,323	$86,113	$27,954	$42,089	$15,563	$662	$682,087
Watch	16,073	11,881	4,405	1,417	390	1,352	75	—	35,593
Substandard	2,541	219	15,519	—	128	294	100	58	18,859
Non-accrual loans	1,815	111	730	218	—	—	—	—	2,874
Total	$110,231	$226,792	$225,977	$87,748	$28,472	$43,735	$15,738	$720	$739,413
Gross YTD charge-offs	—	—	—	—	—	28	—	—	28
Installment and other Consumer
Pass	$6,434	$7,243	$3,217	$1,543	$1,202	$1,602	$80	$—	$21,321
Watch	—	—	—	2	—	—	—	—	2
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual loans	—	—	1	—	—	—	—	—	1
Total	$6,434	$7,243	$3,218	$1,545	$1,202	$1,602	$80	$—	$21,324
Gross YTD charge-offs	—	21	13	—	—	169	1	—	204
Total Portfolio
Pass	$269,776	$473,792	$337,356	$170,629	$41,658	$71,832	$111,437	$1,467	$1,477,947
Watch	17,273	14,737	5,398	3,018	520	3,961	4,337	—	49,244
Substandard	3,649	4,060	15,577	148	128	428	1,920	58	25,968
Non-accrual loans	1,815	162	731	450	11	422	219	—	3,810
Total	$292,513	$492,751	$359,062	$174,245	$42,317	$76,643	$117,913	$1,525	$1,556,969
Total Gross YTD charge-offs	$—	$21	$13	$—	$—	$256	$1	$—	$291

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at December 31, 2022:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
December 31, 2022
Commercial, Financial, & Agricultural
Pass	$73,654	$40,681	$37,994	$6,479	$4,050	$2,718	$63,869	$504	$229,949
Watch	1,228	296	756	150	48	251	3,155	1,527	7,411
Substandard	5,014	58	24	—	152	—	1,820	—	7,068
Non-accrual loans	—	—	—	26	95	—	—	—	121
Total	$79,896	$41,035	$38,774	$6,655	$4,345	$2,969	$68,844	$2,031	$244,549
Gross YTD charge-offs	135	—	—	—	—	—	—	—	135
Real Estate Construction - Residential
Pass	$29,289	$1,248	$769	$449	$—	$—	$340	$—	$32,095
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual loans	—	—	—	—	—	—	—	—	—
Total	$29,289	$1,248	$769	$449	$—	$—	$340	$—	$32,095
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$60,318	$67,977	$2,249	$78	$676	$656	$1,831	$—	$133,785
Watch	2,239	321	—	—	—	14	103	—	2,677
Substandard	686	—	—	—	—	—	—	—	686
Non-accrual loans	—	—	—	—	—	87	—	—	87
Total	$63,243	$68,298	$2,249	$78	$676	$757	$1,934	$—	$137,235
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$147,130	$68,380	$53,322	$8,013	$4,981	$25,590	$45,182	$523	$353,121
Watch	1,226	429	1,511	145	215	2,015	—	—	5,541
Substandard	—	136	820	—	10	712	—	—	1,678
Non-accrual loans	59	—	144	—	—	386	96	—	685
Total	$148,415	$68,945	$55,797	$8,158	$5,206	$28,703	$45,278	$523	$361,025
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Commercial
Pass	$248,529	$203,033	$99,989	$31,341	$21,354	$38,317	$10,868	$121	$653,552
Watch	14,049	14,029	16,863	842	897	811	149	401	48,041
Substandard	260	2,673	—	48	—	306	—	48	3,335
Non-accrual loans	4,621	13,180	—	—	—	—	—	—	17,801
Total	$267,459	$232,915	$116,852	$32,231	$22,251	$39,434	$11,017	$570	$722,729
Gross YTD charge-offs	101	—	—	—	—	80	—	—	181
Installment and other Consumer
Pass	$11,170	$5,183	$2,891	$2,016	$459	$88	$1,806	$—	$23,613
Watch	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—	—
Non-accrual loans	2	3	—	1	—	—	—	—	6
Total	$11,172	$5,186	$2,891	$2,017	$459	$88	$1,806	$—	$23,619
Gross YTD charge-offs	268	10	5	21	1	—	16	—	321
Total Portfolio
Pass	$570,090	$386,502	$197,214	$48,376	$31,520	$67,369	$123,896	$1,148	$1,426,115
Watch	18,742	15,075	19,130	1,137	1,160	3,091	3,407	1,928	63,670
Substandard	5,960	2,867	844	48	162	1,018	1,820	48	12,767
Non-accrual loans	4,682	13,183	144	27	95	473	96	—	18,700
Total	$599,474	$417,627	$217,332	$49,588	$32,937	$71,951	$129,219	$3,124	$1,521,252
Total Gross YTD charge-offs	$504	$10	$5	$21	$1	$80	$16	$—	$637

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
The following tables present the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2023 and December 31, 2022:

(in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual (1)	90 Days Past Due And Still Accruing	Total Non-performing Loans
September 30, 2023
Commercial, Financial, and Agricultural	$—	$88	$88	$—	$88
Real estate construction − commercial	—	74	74	—	74
Real estate mortgage − residential	95	678	773	31	804
Real estate mortgage − commercial	2,431	443	2,874	—	2,874
Installment and Other Consumer	—	1	1	6	7
Total	$2,526	$1,284	$3,810	$37	$3,847
December 31, 2022
Commercial, Financial, and Agricultural	$—	$121	$121	$—	$121
Real estate construction − commercial	—	87	87	—	87
Real estate mortgage − residential	—	685	685	—	685
Real estate mortgage − commercial	17,664	137	17,801	—	17,801
Installment and Other Consumer	—	6	6	1	7
Total	$17,664	$1,036	$18,700	$1	$18,701
(1) Includes $0.3 million of restructured loans as of both September 30, 2023 and December 31, 2022.
No material amount of interest income was recognized on non-accrual loans during the three and nine months ended September 30, 2023.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2023 and December 31, 2022.

(in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
September 30, 2023
Commercial, Financial, and Agricultural	$227,106	$178	$—	$88	$227,372
Real estate construction − residential	58,540	234	—	—	58,774
Real estate construction − commercial	130,498	—	—	74	130,572
Real estate mortgage − residential	378,362	348	31	773	379,514
Real estate mortgage − commercial	736,318	221	—	2,874	739,413
Installment and Other Consumer	21,156	161	6	1	21,324
Total	$1,551,980	$1,142	$37	$3,810	$1,556,969

December 31, 2022
Commercial, Financial, and Agricultural	$244,392	$36	$—	$121	$244,549
Real estate construction − residential	32,095	—	—	—	32,095
Real estate construction − commercial	137,148	—	—	87	137,235
Real estate mortgage − residential	359,672	668	—	685	361,025
Real estate mortgage − commercial	704,925	3	—	17,801	722,729
Installment and Other Consumer	23,506	106	1	6	23,619
Total	$1,501,738	$813	$1	$18,700	$1,521,252
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

For both the three and nine months ended September 30, 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents information regarding modifications to borrowers experiencing financial difficulty as of September 30, 2023:

	September 30, 2023
(Dollars in thousands)	Number of contracts	Recorded Investment	% to Total Loans
Commercial, financial and agricultural	2	$164	0.01%
Real estate mortgage − residential	6	998	0.06%
Real estate mortgage − commercial	2	273	0.02%
Total	10	$1,435	0.09%
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
At September 30, 2022, loans classified as TDRs totaled $1.9 million, of which $0.3 million were classified as non-performing TDRs and $1.6 million were classified as performing TDRs. Both performing and non-performing TDRs are considered impaired loans. When an individual loan is determined to be a TDR, the amount of impairment is based upon the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the underlying collateral less applicable selling costs. Accordingly, specific reserves of $171,000 related to TDRs were allocated to the allowance for loan losses at September 30, 2022.
For both the three and nine months ended September 30, 2022, the Company had one new loan meeting the TDR criteria. For both the three and nine months ended September 30, 2022, the Company had no TDRs for which there was a payment default within the 12 months following the restructure date.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. These loans are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. At September 30, 2023, the carrying amount of these loans was $3.0 million compared to $0.6 million at December 31, 2022.
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans

	September 30,	December 31,
(in thousands)	2023	2022
Real estate construction - commercial	$10,054	$10,094
Real estate mortgage - residential	71	179
Real estate mortgage - commercial	706	1,186
Total	$10,831	$11,459
Less valuation allowance for other real estate owned	(7,267)	(2,664)
Total other real estate owned and repossessed assets	$3,564	$8,795

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Changes in the net carrying amount of other real estate owned and repossessed assets were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$10,924	$11,819	$11,459	$13,436
Additions net of (charge-offs)	—	55	44	3
Proceeds from sales	(54)	—	(681)	(1,348)
Charge-offs against the valuation allowance for other real estate owned, net	(40)	—	(40)	(219)
Net gain on sales	1	—	49	2
Total other real estate owned	10,831	11,874	$10,831	$11,874
Less valuation allowance for other real estate owned	(7,267)	(2,664)	(7,267)	(2,664)
Balance at end of period	$3,564	$9,210	$3,564	$9,210
At September 30, 2023, there were $72,000 in consumer mortgage loans secured by residential real estate properties in the process of foreclosure compared to no such consumer mortgage loans at December 31, 2022.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$4,495	$2,664	$2,664	$2,911
Provision for (release of) valuation allowance for other real estate owned	2,812	—	4,643	(28)
Charge-offs	(40)	—	(40)	(219)
Balance at end of period	$7,267	$2,664	$7,267	$2,664

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2023 and December 31, 2022 were as follows:

		Gross Unrealized
(in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
September 30, 2023
U.S. Treasury	$4,908	$—	$(40)	$4,868
U.S. government and federal agency obligations	446	—	(26)	420
U.S. government-sponsored enterprises	27,499	—	(2,637)	24,862
Obligations of states and political subdivisions	131,697	—	(32,762)	98,935
Mortgage-backed securities	112,116	2	(19,375)	92,743
Other debt securities (a)	11,825	—	(1,291)	10,534
Bank issued trust preferred securities (a)	1,486	—	(332)	1,154
Total available-for-sale securities	$289,977	$2	$(56,463)	$233,516

December 31, 2022
U.S. Treasury	$2,198	$—	$(46)	$2,152
U.S. government and federal agency obligations	591	—	(32)	559
U.S. government-sponsored enterprises	26,499	—	(2,722)	23,777
Obligations of states and political subdivisions	134,994	—	(25,554)	109,440
Mortgage-backed securities	119,556	7	(16,864)	102,699
Other debt securities (a)	11,825	—	(882)	10,943
Bank issued trust preferred securities (a)	1,486	—	(309)	1,177
Total available-for-sale securities	$297,149	$7	$(46,409)	$250,747
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
Debt securities with carrying values aggregating approximately $117.4 million and $111.6 million at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2023, by contractual maturity are shown below. Accrued interest on investments totaled $1.3 million and $1.5 million at September 30, 2023 and December 31, 2022, respectively, and is included in the accrued interest receivable on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$9,120	$9,064
Due after one year through five years	23,853	21,728
Due after five years through ten years	28,982	24,924
Due after ten years	115,906	85,057
Total	$177,861	$140,773
Mortgage-backed securities	112,116	92,743
Total available-for-sale securities	$289,977	$233,516
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent BankersBank (MIB) stock, that do not have readily determinable fair values, are required for membership in those organizations.

(in thousands)	September 30, 2023	December 31, 2022
Other securities:
FHLB stock	$6,790	$6,156
MIB stock	151	151
Equity securities with readily determinable fair values	64	46
Total other investment securities	$7,005	$6,353

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022 were as follows:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
September 30, 2023
U.S. Treasury	$3,568	$(10)	$1,300	$(30)	$4,868	$(40)
U.S. government and federal agency obligations	—	—	420	(26)	420	(26)
U.S. government-sponsored enterprises	985	(15)	23,877	(2,622)	24,862	(2,637)
Obligations of states and political subdivisions	3,326	(380)	95,609	(32,382)	98,935	(32,762)
Mortgage-backed securities	5,760	(296)	86,648	(19,079)	92,408	(19,375)
Other debt securities	—	—	10,534	(1,291)	10,534	(1,291)
Bank issued trust preferred securities	—	—	1,154	(332)	1,154	(332)
Total	$13,639	$(701)	$219,542	$(55,762)	$233,181	$(56,463)

(in thousands)
December 31, 2022
U.S. Treasury	$1,908	$(41)	$244	$(5)	$2,152	$(46)
U.S. government and federal agency obligations	559	(32)	—	—	559	(32)
U.S. government-sponsored enterprises	7,066	(933)	16,711	(1,789)	23,777	(2,722)
Obligations of states and political subdivisions	79,396	(15,421)	29,370	(10,133)	108,766	(25,554)
Mortgage-backed securities	33,334	(3,124)	68,911	(13,740)	102,245	(16,864)
Other debt securities	7,557	(443)	3,386	(439)	10,943	(882)
Bank issued trust preferred securities	—	—	1,177	(309)	1,177	(309)
Total	$129,820	$(19,994)	$119,799	$(26,415)	$249,619	$(46,409)
The total available-for-sale portfolio consisted of approximately 435 securities at September 30, 2023. The portfolio included 434 securities having an aggregate fair value of $233.2 million that were in a loss position at September 30, 2023. Securities identified as temporarily impaired that had been in a loss position for 12 months or longer totaled $219.5 million at fair value at September 30, 2023. The $56.5 million aggregate unrealized loss included in accumulated other comprehensive loss at September 30, 2023 was caused by interest rate fluctuations.
The total available-for-sale portfolio consisted of approximately 439 securities at December 31, 2022. The portfolio included 436 securities having an aggregate fair value of $249.6 million that were in a loss position at December 31, 2022. Securities identified as temporarily impaired that had been in a loss position for 12 months or longer totaled $119.8 million at fair value at December 31, 2022. The $46.4 million aggregate unrealized loss included in accumulated other comprehensive loss at December 31, 2022 was caused by interest rate fluctuations.
Because the decline in fair value is attributable to changes in interest rates and not credit quality, these investments were not considered other-than-temporarily impaired at September 30, 2023 and December 31, 2022, respectively. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments, which were recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	3	1	18	(12)
Investment securities gains (losses), net	$3	$1	$18	$(12)
(5) Intangible Assets
Mortgage Servicing Rights
At September 30, 2023, the Company was servicing approximately $226.3 million of loans sold to the secondary market compared to $240.5 million at December 31, 2022, and $247.6 million at September 30, 2022. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $0.2 million and $0.5 million for the three and nine months ended September 30, 2023, respectively, compared to $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.
The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,902	$2,730	$2,899	$2,659
Originated mortgage servicing rights	8	21	38	61
Changes in fair value:
Due to changes in model inputs and assumptions (1)	45	228	145	418
Other changes in fair value (2)	(70)	(73)	(197)	(232)
Total changes in fair value	(25)	155	(52)	186
Balance at end of period	$2,885	$2,906	$2,885	$2,906

(1)The change in fair value resulting from changes in valuation inputs or assumptions, reported in real estate servicing fees, net, used in the valuation model reflects the change in discount rates and prepayment speed assumptions primarily due to changes in interest rates.
(2)Other changes in fair value, reported in real estate servicing fees, net, reflect changes due to customer payments and passage of time.
The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of September 30, 2023 and 2022, respectively:

	Nine Months Ended September 30,
	2023	2022
Weighted average constant prepayment rate	6.51%	7.30%
Weighted average note rate	3.49%	3.42%
Weighted average discount rate	11.00%	10.00%
Weighted average expected life (in years)	7.14	6.98

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(6) Deposits
The table below represents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation (FDIC) insurance limit of $250,000 and brokered deposits for the periods indicated.

(aggregate amounts in thousands)	September 30, 2023	December 31, 2022
Time deposits with balances > $250,000	$115,197	$94,859
Brokered deposits	$42,543	$40,135

(7) Federal Funds Purchased and Securities Sold under Agreements to Repurchase

(in thousands)	September 30, 2023	December 31, 2022
Federal funds purchased	$—	$—
Repurchase agreements	6,196	5,187
Total	$6,196	$5,187
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

Repurchase Agreements	Remaining Contractual Maturity of the Agreements
(in thousands)	Overnight and continuous	Less than 90 days	Greater than 90 days	Total
September 30, 2023
U.S. government-sponsored enterprises	$6,196	$—	$—	$6,196
Total	$6,196	$—	$—	$6,196

December 31, 2022
U.S. government-sponsored enterprises	$5,187	$—	$—	$5,187
Total	$5,187	$—	$—	$5,187
(8) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of September 30, 2023, operating right of use (ROU) assets and liabilities were $1.3 million and $1.3 million, respectively. As of September 30, 2023, the weighted-average remaining lease term on these operating leases is approximately 5.3 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $93,000 and $279,000 for the three and nine months ended September 30, 2023, respectively, compared to $93,000 and $280,000 for the three and nine months ended September 30, 2022, respectively.
At adoption of ASU 2016-02 on January 1, 2019, lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments such as rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $33,000 and $95,000 for the three and nine months ended September 30, 2023, respectively, compared to $21,000 and $65,000 for the three and nine months ended September 30, 2022, respectively.
The table below summarizes the maturity of remaining operating lease liabilities:

Lease payments due in:	Operating Lease
(in thousands)
2023 (excluding 9 months ended September 30, 2023)	$88
2024	258
2025	257
2026	259
2027	262
Thereafter	309
Total lease payments	$1,433
Less imputed interest	(138)
Total lease liabilities, as reported	$1,295
(9) Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 16.2% and 17.1% for the three and nine months ended September 30, 2023, respectively, compared to 18.7% and 18.5% for the three and nine months ended September 30, 2022, respectively. The effective tax rate for each of the three and nine months ended September 30, 2023 and 2022, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Included in the effective tax rate is a $13,000 and $40,000 benefit associated with a historic tax credit investment for the three and nine months ended September 30, 2023, respectively. The investment is expected to generate a $0.3 million tax benefit over the life of the project and is being recognized under the deferral method of accounting.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of September 30, 2023. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.
The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the nine months ended September 30, 2023 and 2022, respectively, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(10) Stockholders’ Equity and Accumulated Other Comprehensive (Loss) Income
Equity-Based Compensation Plan
The following table summarizes the status of the Company's restricted share units (RSUs) for the nine months ended September 30, 2023:

	RSUs
(in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at January 1, 2023	—	$—
Granted	12,277	18.33
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2023	12,277	$18.33
Accumulated Other Comprehensive (Loss) Income
The following table summarizes the change in the components of the Company’s accumulated other comprehensive loss for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30, 2023
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(36,657)	$4,943	$(31,714)
Other comprehensive loss, before reclassifications	(10,061)	(480)	(10,541)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Current period other comprehensive loss, before tax	(10,061)	(480)	(10,541)
Income tax benefit	2,113	101	2,214
Current period other comprehensive loss, net of tax	(7,948)	(379)	(8,327)
Balance at end of period	$(44,605)	$4,564	$(40,041)

	Nine Months Ended September 30, 2022
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$362	$2,931	$3,293
Other comprehensive loss, before reclassifications	(54,985)	—	(54,985)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Current period other comprehensive loss, before tax	(54,985)	—	(54,985)
Income tax benefit	11,547	—	11,547
Current period other comprehensive loss, net of tax	(43,438)	—	(43,438)
Balance at end of period	$(43,076)	$2,931	$(40,145)

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(11) Employee Benefit Plans
Employee Benefits
Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Payroll taxes	$374	$338	$1,228	$1,123
Medical plans	505	426	1,400	1,368
401(k) match and profit sharing	250	411	761	1,207
Periodic pension cost	265	402	796	1,206
Other	11	20	30	32
Total employee benefits	$1,405	$1,597	$4,215	$4,936
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
The accrued liability relating to the SERP was $1.7 million as of September 30, 2023, and the expense for the three and nine months ended September 30, 2023 was $9,600 and $29,000, respectively, compared to $93,000 and $279,000 for the three and nine months ended September 30, 2022, respectively, and is recognized over the required service period.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Service cost - benefits earned during the year	$237	$373	$710	$1,118
Interest costs on projected benefit obligations (a)	357	293	1,071	881
Expected return on plan assets (a)	(544)	(570)	(1,634)	(1,711)
Expected administrative expenses	28	29	86	88
Amortization of unrecognized net loss (a)	(160)	—	(480)	—
Net periodic pension cost	$(82)	$125	$(247)	$376

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
Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2023	2022	2023	2022
Basic and Diluted Earnings Per Share:
Net income available to shareholders	$2,579	$4,927	$8,399	$16,025
Basic weighted-average shares outstanding	7,039,323	7,039,323	7,039,323	7,071,051
Effect of dilutive equity-based awards	—	—	—	—
Diluted weighted-average shares outstanding	7,039,323	7,039,323	7,039,323	7,071,051
Basic earnings per share	$0.36	$0.70	$1.19	$2.27
Diluted earnings per share	$0.36	$0.70	$1.19	$2.27
The dilutive effect of restricted share units is reflected in diluted earnings per share unless the impact is anti-dilutive, by application of the treasury stock method.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Repurchase Program
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. The Company did not repurchase any shares during the current quarter. As of September 30, 2023, $2.1 million remained available for share repurchases pursuant to the plan.
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
Available-for-Sale Securities
The fair value measurements of the Company’s investment securities are determined by a third party pricing service that considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value measurements are subject to management's independent verification to another pricing source for reasonableness each quarter.
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock and MIB bankers bank stock, that do not have readily determinable fair values, are required for membership in those organizations. Equity securities that are not actively traded are classified in Level 2.

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Assets:
U.S. Treasury	$4,868	$4,868	$—	$—
U.S. government and federal agency obligations	420	—	420	—
U.S. government-sponsored enterprises	24,862	—	24,862	—
Obligations of states and political subdivisions	98,935	—	98,935	—
Mortgage-backed securities	92,743	—	92,743	—
Other debt securities	10,534	—	10,534	—
Bank-issued trust preferred securities	1,154	—	1,154	—
Equity securities	64	64	—	—
Interest rate lock commitments	45	—	—	45
Forward sale commitments	18	—	18	—
Loans held for sale	3,006	—	3,006	—
Mortgage servicing rights	2,885	—	—	2,885
Total	$239,534	$4,932	$231,672	$2,930
Liabilities:
Interest rate lock commitments	$2	$—	$—	$2
Total	$2	$—	$—	$2

December 31, 2022
Assets:
U.S. Treasury	$2,152	$2,152	$—	$—
U.S. government and federal agency obligations	559	—	559	—
U.S. government-sponsored enterprises	23,777	—	23,777	—
Obligations of states and political subdivisions	109,440	—	109,440	—
Mortgage-backed securities	102,699	—	102,699	—
Other debt securities	10,943	—	10,943	—
Bank-issued trust preferred securities	1,177	—	1,177	—
Equity securities	46	46	—	—
Interest rate lock commitments	20	—	—	20
Forward sale commitments	3	—	3	—
Loans held for sale	591	—	591	—
Mortgage servicing rights	2,899	—	—	2,899
Total	$254,306	$2,198	$249,189	$2,919
Liabilities:
Interest rate lock commitments	$18	$—	$—	$18
Forward sale commitments	3	—	3	—
Total	$21	$—	$3	$18

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Balance at beginning of period	$2,899	$2,659	$2	$286
Total gains or (losses) (realized/unrealized):
Included in earnings	(52)	186	(31)	(22)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	—	—	(125)	(474)
Issues	38	61	197	144
Settlements	—	—	—	—
Balance at end of period	$2,885	$2,906	$43	$(66)
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral Dependent Impaired Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff trained to perform in-house evaluations and also to review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2023, the Company identified $2.6 million in collateral-dependent loans that required $22,000 of specific allowances for credit losses. Related to these loans, there were $13,800 and $54,800 in charge-offs recorded during the three and nine months ended September 30, 2023, respectively. As of September 30, 2022, the Company identified $15.9 million in collateral-dependent impaired loans that required no specific allowances for losses aggregating. Related to these loans, there were $61,000 and $86,000 in charge-offs recorded during the three and nine months ended September 30, 2022, respectively.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, Total Gains (Losses)*	Nine Months Ended September 30, Total Gains (Losses)*
September 30, 2023
Assets:
Collateral dependent impaired loans:
Real estate mortgage - residential	$120	$—	$—	$120	$—	$—
Real estate mortgage - commercial	2,432	—	—	2,432	(2)	(26)
Installment and other consumer	—	—	—	—	(12)	(29)
Total	$2,552	$—	$—	$2,552	$(14)	$(55)
Other real estate and repossessed assets	$3,564	$—	$—	$3,564	$(2,811)	$(4,594)

September 30, 2022
Assets:
Collateral dependent impaired loans:
Real estate mortgage - commercial	$15,898	$—	$—	$15,898	$(23)	$(48)
Installment and other consumer	—	—	—	—	(38)	(38)
Total	$15,898	$—	$—	$15,898	$(61)	$(86)
Other real estate and repossessed assets	$9,210	$—	$—	$9,210	$—	$(22)

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
Certificates of Deposit in Other Banks
Certificates of deposit are other investments made by the Company with other financial institutions that are carried at cost, which is equal to fair value.
Cash Surrender Value - Life Insurance
The fair value of Bank-owned life insurance approximates the carrying amount. Upon liquidation of these investments, the Company would receive the cash surrender value, which equals the carrying amount.

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2023 and December 31, 2022 is as follows:

			September 30, 2023
			Fair Value Measurements
	September 30, 2023		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$17,793	$17,793	$17,793	$—	$—
Federal funds sold and overnight interest-bearing deposits	10,061	10,061	10,061	—	—
Certificates of deposit in other banks	735	735	735	—	—
Available-for-sale securities	233,516	233,516	4,868	228,648	—
Other investment securities	7,005	7,005	64	6,941	—
Loans, net	1,534,507	1,369,455	—	—	1,369,455
Loans held for sale	3,006	3,006	—	3,006	—
Cash surrender value - life insurance	2,610	2,610	—	2,610	—
Interest rate lock commitments	45	45	—	—	45
Forward sale commitments	18	18	—	18	—
Accrued interest receivable	8,533	8,533	8,533	—	—
Total	$1,817,829	$1,652,777	$42,054	$241,223	$1,369,500
Liabilities:
Deposits:
Non-interest bearing demand	$425,105	$425,105	$425,105	$—	$—
Savings, interest checking and money market	802,591	802,591	802,591	—	—
Time deposits	352,669	349,641	—	—	349,641
Federal funds purchased and securities sold under agreements to repurchase	6,196	6,196	6,196	—	—
Federal Home Loan Bank advances and other borrowings	112,000	112,000	—	112,000	—
Subordinated notes	49,486	38,444	—	38,444	—
Interest rate lock commitments	2	2	—	—	2
Accrued interest payable	1,851	1,851	1,851	—	—
Total	$1,749,900	$1,735,830	$1,235,743	$150,444	$349,643

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
On January 1, 2023, the Company's adoption of the CECL methodology resulted in an increase to the allowance for credit losses of $5.8 million and a liability for unfunded commitments totaling $1.3 million. The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At September 30, 2023, the allowance for credit losses for unfunded commitments was $0.9 million.
The contractual amount of off-balance-sheet financial instruments were as follows as of the dates indicated:

(in thousands)	September 30, 2023	December 31, 2022
Commitments to extend credit	$309,847	$388,264
Interest rate lock commitments	8,956	6,331
Forward sale commitments	2,977	576
Standby letters of credit	17,991	49,740
Total	$339,771	$444,911
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
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•competitive pressures among financial services companies may increase significantly,
•changes in the interest rate environment may reduce interest margins,
•general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for credit losses,
•costs or difficulties related to any integration of any business of the Company and its acquisition targets may be greater than expected,
•legislative, regulatory or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged,
•credit and market risks relating to increasing inflation,
•economic or other disruptions caused by acts of terrorism, war or other conflicts, including the Russia-Ukraine conflict, natural disasters, such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics, climate changes or other catastrophic events,
•changes may occur in the securities markets,
•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses, including after implementation of the credit impairment model for Current Expected Credit Losses (CECL),
•technological changes, including potential cyber-security incidents and other disruptions, or innovations to the financial services industry, including as a result of the increased telework environment,
•the continued use, availability, and reliability of the London Interbank Offered Rate (LIBOR) and the risks related to the transition from LIBOR to any alternate reference rate we may use, and
•our ability to maintain sufficient liquidity, primarily through deposits, in light of recent events in the banking industry.
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

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the Bank), the Company, with $1.9 billion in assets at September 30, 2023, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, St. Louis, and the greater Kansas City metropolitan area.
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
The Bank is a full-service bank that conducts a general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial, financial and agricultural loans, residential real estate loans, single-payment personal loans, installment loans and credit card accounts. In addition, the Bank provides trust services.
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

	The Three Months Ended
(In thousands, except per share data)	September 30, 2023	June 30, 2023	September 30, 2022
Net interest income	$15,147	$14,202	$15,067
Provision for credit losses on loans & unfunded commitments	110	—	300
Non-interest income	606	1,596	3,485
Investment securities gains, net	3	7	1
Non-interest expense	12,569	12,725	12,195
Income before income taxes	3,077	3,080	6,058
Income tax expense	498	531	1,131
Net income	$2,579	$2,549	$4,927
Basic earnings per share	$0.36	$0.36	$0.70
Diluted earnings per share	$0.36	$0.36	$0.70
Efficiency ratio (1)	79.79%	80.55%	65.73%
Net interest margin	3.35%	3.19%	3.56%

		Nine Months Ended
		September 30,
(Dollars in thousands, except per share data)		2023	2022
Net interest income		$43,297	$43,773
Provision for (release of) credit losses on loans & unfunded commitments		790	(1,000)
Non-interest income		5,384	10,859
Investment securities (losses) gains, net		18	(12)
Non-interest expense		37,772	35,962
Income before income taxes		10,137	19,658
Income tax expense		1,738	3,633
Net income		$8,399	$16,025
Basic earnings per share		$1.19	$2.27
Diluted earnings per share		$1.19	$2.27
Efficiency ratio (1)		77.59%	65.83%
Net interest margin		3.23%	3.57%
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.

	As of and for the Three Months Ended			For the Nine Months Ended
(Dollars in thousands, except per share data)	September 30, 2023	June 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Key financial ratios
Book value per share	$16.82	$17.97	$16.32
Market price per share	$16.25	$17.95	$20.50
Cash dividends paid on common stock	$1,151	$1,151	$1,105	$3,452	$3,088
Return on total assets	0.54%	0.54%	1.08%	0.59%	1.21%
Return on stockholders' equity	8.05%	7.99%	15.30%	8.73%	16.00%
Average stockholders' equity to total assets	6.73%	6.75%	7.06%	6.78%	7.55%

Capital Ratios
Stockholders' equity to assets	6.30%	6.65%	6.25%
Total risk-based capital ratio	14.20%	13.99%	13.84%
Tier 1 risk-based capital ratio	12.54%	12.51%	12.25%
Common equity Tier 1 capital	10.09%	9.92%	9.82%
Tier 1 leverage ratio (1)	10.43%	10.46%	10.60%

Asset Quality
Net-charge-offs (recoveries)	$74	$(92)	$148	$34	$398
Non-performing loans	$3,847	$3,847	$17,348
Classified assets	$79,022	$88,488	$96,705
Non-performing loans to total loans	0.25%	0.25%	1.16%
Non-performing assets to total assets	0.39%	0.54%	1.44%
Allowance for loan losses to total loans	1.44%	1.42%	1.04%
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets
Results of Operations Highlights:
Consolidated net income of $2.6 million for the third quarter 2023 increased $0.03 million, or 1.2%, compared to the second quarter 2023 ("linked quarter") and decreased $2.3 million, or 47.7%, from the third quarter 2022 (the "prior year quarter"). Earnings per diluted share was consistent at $0.36 for each of the third quarter 2023 and linked quarter compared to $0.70 for the prior year quarter. For the third quarter 2023, the return on average assets was 0.54%, the return on average stockholders’ equity was 8.05%, and the efficiency ratio was 79.8%.
Consolidated net income of $8.4 million, or $1.19 per diluted share, for the nine months ended September 30, 2023 decreased $7.6 million, or 47.6%, compared to $16.0 million, or $2.27 per diluted share, for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, the return on average assets was 0.59%, the return on average stockholders’ equity was 8.73%, and the efficiency ratio was 77.6%.
Net interest income of $15.1 million for the third quarter 2023, increased $0.9 million from the linked quarter, and increased $0.1 million from the prior year quarter. Net interest margin, on a fully taxable equivalent ("FTE") basis, was 3.35% for the third quarter compared to 3.19% and 3.56% for the linked quarter and the prior year quarter, respectively.
Net interest income of $43.3 million for the nine months ended September 30, 2023 decreased $0.5 million compared to $43.8 million for the nine months ended September 30, 2022. Net interest margin, on a fully taxable equivalent basis, was 3.23% for the nine months ended September 30, 2023, a decrease from 3.57% for the nine months ended September 30, 2022. The change to net interest margin on a fully taxable equivalent basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections below.

Non-interest income for the third quarter 2023 was $0.6 million, a decrease of $1.0 million, or 62.0%, from the linked quarter, and a decrease of $2.9 million, or 82.6%, from the prior year quarter. The change in the current quarter compared to the prior year quarter is primarily due to the recognition of a $2.8 million valuation allowance on property in other real estate owned.
Non-interest income of $5.4 million for the nine months ended September 30, 2023 decreased $5.5 million, or 50.4%, compared to $10.9 million for the nine months ended September 30, 2022. The decrease is primarily due to the recognition of a $4.6 million valuation allowance in the second and third quarter 2023 on property in other real estate owned, a decrease in real estate servicing fees, and the gains on sales of real estate mortgages. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Non-interest expense for the third quarter 2023 was $12.6 million, a decrease of $0.2 million, or 1.2%, from the linked quarter, and an increase of $0.4 million, or 3.1%, from the prior year quarter.
Non-interest expense for the nine months ended September 30, 2023 was $37.8 million, an increase of $1.8 million, or 5.0%, from the nine months ended September 30, 2022. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents increased $3.2 million, or 13.0%, to $27.9 million at the end of the current quarter compared to the end of the linked quarter. Year-over-year, cash and cash equivalents decreased $13.5 million, or 32.7%, from $41.4 million at the end of the prior-year quarter. See the Liquidity Management section for further discussion.
Loans – Loans held for investment decreased by $6.2 million, or 0.4%, to $1.6 billion as of September 30, 2023 compared to the end of the linked quarter. Year-over-year, loans held for investment increased $65.0 million, or 4.4%, from $1.5 billion as of September 30, 2022. The yield earned on average loans held for investment was 5.67%, on an FTE basis, for the third quarter 2023 compared to 5.23% for the linked quarter and 4.51% for the prior year quarter.
Asset quality – Non-performing loans remained steady at $3.8 million at September 30, 2023 and at the end of the linked quarter, compared to $17.3 million at the end of the prior year quarter. The decrease in non-performing loans in the current quarter as compared to the prior year quarter was primarily due to three large non-accrual loan relationships returning to accruing status. The allowance for credit losses to total loans was 1.44% at September 30, 2023, compared to the allowance for loan losses to total loans of 1.02% at December 31, 2022 and 1.04% at September 30, 2022. These changes are discussed in greater detail under the Lending and Credit Management section below.
Deposits – Total deposits increased $37.1 million, or 2.4%, to $1.6 billion as of September 30, 2023 compared to the end of the linked quarter. Year-over-year deposits decreased $12.4 million, or 0.8%, from $1.6 billion as of September 30, 2022. The yield earned on average deposits was 2.32%, on an FTE basis, for the third quarter 2023 compared to 2.07% for the linked quarter and 0.73% for the prior year quarter.
Federal Home Loan Bank advances and other borrowings – FHLB advances and other borrowings decreased $52.3 million, or 31.8%, to $112.0 million as of September 30, 2023 compared to the end of the linked quarter. Year-over-year FHLB advances and other borrowing increased $39.0 million, or 53.4%, from $73.0 million as of September 30, 2022. The Company utilized funding capacity with the FHLB to meet its short-term liquidity needs.
Capital – On January 1, 2023, the Company adopted Accounting Standard Update (ASU) 2016-13 and recorded a one-time cumulative effect adjustment to retained earnings totaling $5.6 million. Total stockholders' equity was $118.4 million and the common equity to assets ratio was 6.30% at September 30, 2023 compared to 6.65% and 6.25% at the end of the linked quarter and the prior year quarter, respectively. Regulatory capital ratios remain “well-capitalized”, with a tier 1 leverage ratio of 10.43% and a total risk-based capital ratio of 14.20% at September 30, 2023.

Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest-earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three and nine month periods ended September 30, 2023 and 2022, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans: (2)
Commercial	$232,516	$3,761	6.42%	$245,877	$3,211	5.18%
Real estate construction - residential	55,289	1,028	7.38	24,249	333	5.45
Real estate construction - commercial	129,284	1,899	5.83	127,594	1,522	4.73
Real estate mortgage - residential	376,209	5,185	5.47	323,158	3,570	4.38
Real estate mortgage - commercial	739,225	10,054	5.40	702,139	7,608	4.30
Installment and other consumer	22,176	279	4.99	23,738	206	3.44
Total loans	$1,554,699	$22,206	5.67%	$1,446,755	$16,450	4.51%
Loans held for sale	6,351	59	3.69	1,560	23	5.85
Investment securities:
U.S. Treasury	4,861	52	4.24	3,586	12	1.33
U.S. government and federal agency obligations	25,498	103	1.60	25,440	87	1.36
Obligations of states and political subdivisions	108,022	814	2.99	113,003	1,040	3.65
Mortgage-backed securities	97,274	514	2.10	111,616	493	1.75
Other debt securities	11,566	176	6.04	12,781	163	5.06
Total investment securities	247,221	1,659	2.66	266,426	1,795	2.67
Other investment securities	7,713	121	6.22	5,431	64	4.68
Federal funds sold	42	—	—	46	—	—
Interest bearing deposits in other financial institutions	7,029	85	4.80	15,462	76	1.95
Total interest earning assets	$1,823,055	$24,130	5.25%	$1,735,680	$18,408	4.21%
All other assets	89,159			88,350
Allowance for loan losses	(22,356)			(15,431)
Total assets	$1,889,858			$1,808,599
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$178,564	$229	0.51%	$182,364	$16	0.03%
NOW accounts	182,487	464	1.01	268,780	646	0.95
Interest checking	187,732	2,252	4.76	47,788	264	2.19
Money market	273,655	1,521	2.21	302,773	456	0.60
Time deposits	315,332	2,173	2.73	273,550	584	0.85
Total interest bearing deposits	$1,137,770	$6,639	2.32%	$1,075,255	$1,966	0.73%
Federal funds purchased and securities sold under agreements to repurchase	6,137	38	2.46	6,181	13	0.83
Federal Home Loan Bank advances and other borrowings	129,758	1,075	3.29	75,262	277	1.46
Subordinated notes	49,486	989	7.93	49,486	570	4.57
Total borrowings	185,381	2,102	4.50	130,929	860	2.61
Total interest bearing liabilities	$1,323,151	$8,741	2.62%	$1,206,184	$2,826	0.93%
Demand deposits	426,052			464,377
Other liabilities	13,502			10,291
Total liabilities	$1,762,705			$1,680,852
Stockholders' equity	127,153			127,747
Total liabilities and stockholders' equity	$1,889,858			$1,808,599
Net interest income (FTE)		$15,389			$15,582
Net interest spread			2.63%			3.28%
Net interest margin			3.35%			3.56%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended September 30, 2023 and 2022. Such adjustments totaled $0.2 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

	Nine Months Ended September 30, 2023
	2023			2022
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$231,691	$10,702	6.18%	$233,076	$8,860	5.08%
Real estate construction - residential	47,265	2,514	7.11	23,627	865	4.89
Real estate construction - commercial	137,776	5,586	5.42	110,540	3,683	4.45
Real estate mortgage - residential	368,702	14,524	5.27	300,518	9,461	4.21
Real estate mortgage - commercial	735,539	27,257	4.95	685,041	21,743	4.24
Installment and other consumer	22,622	763	4.51	22,987	614	3.57
Total loans	$1,543,595	$61,346	5.31%	$1,375,789	$45,226	4.40%
Loans held for sale	3,837	119	4.15	1,841	69	5.01
Investment securities:
U.S. Treasury	4,391	133	4.05	3,909	29	0.99
U.S. government and federal agency obligations	25,406	305	1.61	26,235	271	1.38
Obligations of states and political subdivisions	109,994	2,587	3.14	118,845	3,152	3.55
Mortgage-backed securities	101,126	1,565	2.07	120,806	1,503	1.66
Other debt securities	11,826	520	5.88	13,080	476	4.87
Total investment securities	252,743	5,110	2.70	282,875	5,431	2.57
Other investment securities	7,015	321	6.12	5,430	204	5.02
Federal funds sold	51	2	5.24	2,285	5	0.29
Interest bearing deposits in other financial institutions	20,551	724	4.71	34,210	179	0.70
Total interest earning assets	$1,827,792	$67,622	4.95%	$1,702,430	$51,114	4.01%
All other assets	89,524			86,062
Allowance for loan losses	(20,124)			(15,575)
Total assets	$1,897,192			$1,772,917
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$172,639	$259	0.20%	$179,952	$45	0.03%
NOW accounts	196,084	1,485	1.01	267,266	1,196	0.60
Interest checking	170,057	5,741	4.51	34,404	346	1.34
Money market	293,842	4,476	2.04	295,105	688	0.31
Time deposits	325,002	6,208	2.55	260,610	1,297	0.67
Total interest bearing deposits	$1,157,624	$18,169	2.10%	$1,037,337	$3,572	0.46%
Federal funds purchased and securities sold under agreements to repurchase	5,525	83	2.01	8,812	32	0.49
Federal Home Loan Bank advances and other borrowings	113,167	2,430	2.87	76,278	778	1.36
Subordinated notes	49,486	2,769	7.48	49,486	1,316	3.56
Total borrowings	168,178	5,282	4.20	134,576	2,126	2.11
Total interest bearing liabilities	$1,325,802	$23,451	2.36%	$1,171,913	$5,698	0.65%
Demand deposits	429,859			455,689
Other liabilities	12,911			11,408
Total liabilities	$1,768,572			$1,639,010
Stockholders' equity	128,620			133,907
Total liabilities and stockholders' equity	$1,897,192			$1,772,917
Net interest income (FTE)		$44,171			$45,416
Net interest spread			2.59%			3.36%
Net interest margin			3.23%			3.57%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the nine months ended September 30, 2023 and 2022. Such adjustments totaled $0.9 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023 vs. 2022			2023 vs. 2022
		Change due to			Change due to
(in thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$550	$(182)	$732	$1,842	$(53)	$1,895
Real estate construction - residential	695	544	151	1,649	1,135	514
Real estate construction - commercial	377	20	357	1,903	1,012	891
Real estate mortgage - residential	1,615	644	971	5,063	2,403	2,660
Real estate mortgage - commercial	2,446	419	2,027	5,514	1,685	3,829
Installment and other consumer	73	(14)	87	149	(10)	159
Loans held for sale	36	47	(11)	50	64	(14)
Investment securities:
U.S. Treasury	40	6	34	104	4	100
U.S. government and federal agency obligations	16	—	16	34	(9)	43
Obligations of states and political subdivisions	(226)	(44)	(182)	(565)	(224)	(341)
Mortgage-backed securities	21	(68)	89	62	(269)	331
Other debt securities	13	(16)	29	44	(49)	93
Other investment securities	57	32	25	117	67	50
Federal funds sold	—	—	—	(3)	(9)	6
Interest bearing deposits in other financial institutions	9	(58)	67	545	(98)	643
Total interest income	$5,722	$1,330	$4,392	$16,508	$5,649	$10,859
Interest expense:
Savings	$213	$—	$213	$214	$(2)	$216
NOW accounts	(182)	(218)	36	289	(380)	669
Interest checking	1,988	1,420	568	5,395	3,377	2,018
Money market	1,065	(48)	1,113	3,788	(3)	3,791
Time deposits	1,589	102	1,487	4,911	393	4,518
Federal funds purchased and securities sold under agreements to repurchase	25	—	25	51	(16)	67
Federal Home Loan Bank advances and other borrowings	798	293	505	1,652	503	1,149
Subordinated notes	419	—	419	1,453	—	1,453
Total interest expense	$5,915	$1,549	$4,366	$17,753	$3,872	$13,881
Net interest income on a fully taxable equivalent basis	$(193)	$(219)	$26	$(1,245)	$1,777	$(3,022)
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three and nine months ended September 30, 2023 and 2022, respectively. Such adjustments totaled $0.2 million and $0.9 million for the three and nine months ended September 30, 2023, respectively, compared to $0.5 million and $1.6 million for the three and nine months ended September 30, 2022, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the quarter ended September 30, 2023 compared to the quarter ended September 30, 2022 reflected a decrease in net interest income, on a fully taxable equivalent basis, of $0.2 million, or 1.2%, and financial results for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 reflected a decrease of $1.2 million, or 2.7%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) decreased to 3.35% for the quarter ended September 30, 2023 compared to 3.56% for the quarter ended September 30, 2022, and decreased to 3.23% for the nine months ended September 30, 2023 compared to 3.57% for the nine months ended September 30, 2022. The increase in margin for the third quarter of 2023 compared to the linked quarter was due to $0.6 million of interest accreted into income on three loans returning to accruing status in June 2023, representing approximately 14 basis points.
Interest income on a fully taxable equivalent basis increased $5.7 million in the current quarter compared to the prior year quarter, and increased $16.5 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, while interest expense increased $5.9 million and $17.8 million for the three and nine months ended September 30, 2023, respectively, resulting in a decrease in net interest income on an FTE basis.
Average interest-earning assets increased $87.4 million, or 5.0%, to $1.82 billion for the quarter ended September 30, 2023 compared to $1.74 billion for the quarter ended September 30, 2022, and average interest-bearing liabilities increased $117.0 million, or 9.7%, to $1.32 billion for the quarter ended September 30, 2023 compared to $1.21 billion for the quarter ended September 30, 2022.
Average interest-earning assets increased $125.4 million, or 7.4%, to $1.83 billion for the nine months ended September 30, 2023 compared to $1.70 billion for the nine months ended September 30, 2022, and average interest-bearing liabilities increased $153.9 million, or 13.1%, to $1.33 billion for the nine months ended September 30, 2023 compared to $1.17 billion for the nine months ended September 30, 2022.
Total interest income (expressed on a fully taxable equivalent basis) was $24.1 million and $67.6 million for the three and nine months ended September 30, 2023, respectively, compared to $18.4 million and $51.1 million for the three and nine months ended September 30, 2022, respectively. The Company’s rates earned on interest earning assets were 5.25% and 4.95% for the three and nine months ended September 30, 2023, respectively, compared to 4.21% and 4.01% for the three and nine months ended September 30, 2022, respectively.
Interest income on loans held for investment was $22.2 million and $61.3 million for the three and nine months ended September 30, 2023, respectively, compared to $16.5 million and $45.2 million for the three and nine months ended September 30, 2022, respectively.
Average loans outstanding increased $107.9 million, or 7.5%, to $1.55 billion for the quarter ended September 30, 2023 compared to $1.45 billion for the quarter ended September 30, 2022. The average yield on loans increased to 5.67% for the quarter ended September 30, 2023 compared to 4.51% for the quarter ended September 30, 2022. The increase in yield was due to $0.6 million of interest accreted into income on three loans returning to accruing status in June 2023, representing approximately 16 basis points.
Average loans outstanding increased $167.8 million, or 12.2%, to $1.54 billion for the nine months ended September 30, 2023 compared to $1.38 billion for the nine months ended September 30, 2022. The average yield on loans increased to 5.31% for the nine months ended September 30, 2023 compared to 4.40% for the nine months ended September 30, 2022. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $1.7 million and $5.1 million for the three and nine months ended September 30, 2023, respectively, compared to $1.8 million and $5.4 million for the three and nine months ended September 30, 2022, respectively.
Average securities decreased $19.2 million, or 7.2%, to $247.2 million for the quarter ended September 30, 2023 compared to $266.4 million for the quarter ended September 30, 2022. The average yield on securities decreased to 2.66% for the quarter ended September 30, 2023 compared to 2.67% for the quarter ended September 30, 2022.
Average securities decreased $30.1 million, or 10.7%, to $252.7 million for the nine months ended September 30, 2023 compared to $282.8 million for the nine months ended September 30, 2022. The average yield on securities increased to

2.70% for the nine months ended September 30, 2023 compared to 2.57% for the nine months ended September 30, 2022. See the Liquidity Management section for further discussion.
Total interest expense increased to $8.7 million and $23.5 million for the three and nine months ended September 30, 2023, respectively, compared to $2.8 million and $5.7 million for the three and nine months ended September 30, 2022, respectively. The Company’s rates paid on interest bearing liabilities were 2.62% and 2.36% for the three and nine months ended September 30, 2023, respectively, compared to 0.93% and 0.65% for the three and nine months ended September 30, 2022, respectively. See the Liquidity Management section for further discussion.
Interest expense on deposits increased to $6.6 million and $18.2 million for the three and nine months ended September 30, 2023, respectively, compared to $2.0 million and $3.6 million for the three and nine months ended September 30, 2022, respectively.
Average interest-bearing deposits increased $62.5 million, or 5.8%, to $1.14 billion for the quarter ended September 30, 2023 compared to $1.08 billion for the quarter ended September 30, 2022. The average cost of deposits increased to 2.32% for the quarter ended September 30, 2023 compared to 0.73% for the quarter ended September 30, 2022.
Average interest-bearing deposits increased $120.3 million, or 11.6%, to $1.16 billion for the nine months ended September 30, 2023 compared to $1.04 billion for the nine months ended September 30, 2022. The average cost of deposits increased to 2.10% for the nine months ended September 30, 2023 compared to 0.46% for the nine months ended September 30, 2022.
Interest expense on borrowings increased to $2.1 million and $5.3 million for the three and nine months ended September 30, 2023, respectively, compared to $0.9 million and $2.1 million for the three and nine months ended September 30, 2022, respectively.
Average borrowings increased $54.5 million, or 41.6%, to $185.4 million for the quarter ended September 30, 2023 compared to $130.9 million for the quarter ended September 30, 2022. The average cost of borrowings increased to 4.50% for the quarter ended September 30, 2023 compared to 2.61% for the quarter ended September 30, 2022.
Average borrowings increased $33.6 million, or 25.0%, to $168.2 million for the nine months ended September 30, 2023 compared to $134.6 million for the nine months ended September 30, 2022. The Company utilized funding capacity with the FHLB to meet its short-term liquidity needs. The average cost of borrowings increased to 4.20% for the nine months ended September 30, 2023 compared to 2.11% for the nine months ended September 30, 2022. The increase in cost of funds primarily resulted from higher market interest rates.
Non-interest Income and Expense
Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Service charges and other fees	$760	$693	$67	9.7%	$2,180	$2,322	$(142)	(6.1)%
Bank card income and fees	1,029	1,030	(1)	(0.1)%	3,044	3,054	(10)	(0.3)%
Trust department income	283	287	(4)	(1.4)%	820	924	(104)	(11.3)%
Real estate servicing fees, net	125	383	(258)	(67.4)%	417	861	(444)	(51.6)%
Gain on sales of mortgage loans, net	851	628	223	35.5%	2,014	2,322	(308)	(13.3)%
Losses (gains) on other real estate owned, net	(2,809)	—	(2,809)	NM	(4,592)	30	(4,622)	NM
Other	367	464	(97)	(20.9)%	1,501	1,346	155	11.5%
Total non-interest income	$606	$3,485	$(2,879)	(82.6)%	$5,384	$10,859	$(5,475)	(50.4)%
Non-interest income as a % of total revenue *	3.8%	18.8%			11.1%	19.9%
*Total revenue is calculated as net interest income plus non-interest income.
NM = not meaningful

Total non-interest income decreased $2.9 million, or 82.6%, to $0.6 million for the third quarter ended September 30, 2023 compared to $3.5 million for the third quarter ended September 30, 2022, and decreased $5.5 million, or 50.4%, to $5.4 million for the nine months ended September 30, 2023 compared to $10.9 million for the nine months ended September 30, 2022. The Company recognized a $2.8 million and $4.6 million valuation allowance for other real estate owned in the quarter and nine months ended September 30, 2023, respectively.
Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) decreased to $0.1 million for the quarter ended September 30, 2023 compared to $0.4 million for the quarter ended September 30, 2022, and decreased to $0.4 million for the nine months ended September 30, 2023 compared to $0.9 million for the nine months ended September 30, 2022.
The Company was servicing $226.3 million of mortgage loans at September 30, 2023 compared to $240.5 million and $247.6 million at December 31, 2022 and September 30, 2022, respectively.
Gain on sales of mortgage loans increased to $0.9 million for the third quarter ended September 30, 2023 compared to $0.6 million for the third quarter ended September 30, 2022, and decreased to $2.0 million for the nine months ended September 30, 2023 compared to $2.3 million for the nine months ended September 30, 2022.
The Company sold $37.2 million and $84.4 million of loans for the three and nine months ended September 30, 2023, respectively, compared to $21.4 million and $76.1 million for the three and nine months ended September 30, 2022, respectively.
Investment Security Gains (Losses)
The following table presents the gross realized gains and losses from sales and calls of available-for-sale securities, as well as gains and losses on equity securities from fair value adjustments, which were recognized in earnings:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Gross realized gains	$—	$—	$—	$—
Gross realized losses	—	—	—	—
Other-than-temporary impairment recognized	—	—	—	—
Other investment securities:
Fair value adjustments, net	3	1	18	(12)
Investment securities gains (losses), net	$3	$1	$18	$(12)

Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Salaries	$5,719	$5,153	$566	11.0%	$16,763	$15,315	$1,448	9.5%
Employee benefits	1,405	1,597	(192)	(12.0)	4,215	4,936	(721)	(14.6)
Occupancy expense, net	842	789	53	6.7	2,437	2,339	98	4.2
Furniture and equipment expense	768	774	(6)	(0.8)	2,236	2,301	(65)	(2.8)
Processing, network and bank card expense	1,320	1,261	59	4.7	3,797	3,545	252	7.1
Legal, examination, and professional fees	499	395	104	26.3	1,447	1,210	237	19.6
Advertising and promotion	375	430	(55)	(12.8)	1,084	1,027	57	5.6
Postage, printing, and supplies	248	237	11	4.6	621	653	(32)	(4.9)
Loan expense	147	123	24	19.5	771	426	345	81.0
Other	1,246	1,436	(190)	(13.2)	4,401	4,210	191	4.5
Total non-interest expense	$12,569	$12,195	$374	3.1%	$37,772	$35,962	$1,810	5.0%
Efficiency ratio*	79.8%	65.7%			77.6%	65.8%
Number of full-time equivalent employees	312	299			312	299
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense increased $0.4 million to $12.6 million for the quarter ended September 30, 2023 compared to $12.2 million for the quarter ended September 30, 2022 and increased $1.8 million to $37.8 million for the nine months ended September 30, 2023 compared to $36.0 million for the nine months ended September 30, 2022.
Salaries increased $0.5 million, or 11.0%, to $5.7 million for the quarter ended September 30, 2023 compared to $5.2 million for the quarter ended September 30, 2022, and increased $1.5 million, or 9.5%, to $16.8 million for the nine months ended September 30, 2023 compared to $15.3 million for the nine months ended September 30, 2022. The increase was primarily due to annual merit increases and an increase in full-time equivalent employees.
Employee benefits decreased $0.2 million, or 12.0%, to $1.4 million for the quarter ended September 30, 2023 compared to $1.6 million for the quarter ended September 30, 2022, and decreased $0.7 million, or 14.6%, to $4.2 million for the nine months ended September 30, 2023 compared to $4.9 million for the nine months ended September 30, 2022. The decrease was primarily due to a decrease in 401(k) plan contributions and pension cost due to higher annual discount rate assumptions compared to the prior year's annual assumptions.
Loan expense increased $0.02 million, or 19.5%, to $0.1 million for the quarter ended September 30, 2023 compared to $0.1 million for the quarter ended September 30, 2022, and increased $0.4 million, or 81.0%, to $0.8 million for the nine months ended September 30, 2023 compared to $0.4 million for the nine months ended September 30, 2022. The increase was primarily due to recognition of an adjustment to an unearned dealers reserve related to prior years' activity in the first quarter of 2023.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 16.2% and 17.1% for the three and nine months ended September 30, 2023, respectively, compared to 18.7% and 18.5% for the three and nine months ended September 30, 2022, respectively.
The decrease in the effective tax rate for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was primarily attributable to the decrease in earnings, an increase in tax-exempt income and a return to provision adjustment resulting in a net benefit related to the 2022 tax return. The effective tax rate for each of the three and nine months ended September 30, 2023 and 2022, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Included in the effective tax rate is a $13,000 and $40,000 benefit associated with a historic tax credit investment for the three and nine months ended September 30, 2023, respectively. The investment is expected to generate a $0.3 million tax benefit over the life of the project and is being recognized under the deferral method of accounting.

Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 81.7% of total assets as of September 30, 2023 compared to 78.3% as of December 31, 2022.
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
Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated is as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$227,372	14.6%	$244,549	16.1%
Real estate construction − residential	58,774	3.7	32,095	2.1
Real estate construction − commercial	130,572	8.4	137,235	9.0
Real estate mortgage − residential	379,514	24.4	361,025	23.7
Real estate mortgage − commercial	739,413	47.5	722,729	47.5
Installment and other consumer	21,324	1.4	23,619	1.6
Total loans held for investment	$1,556,969	100.0%	$1,521,252	100.0%
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
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the nine months ended September 30, 2023, the Company sold approximately $84.4 million of loans to investors compared to $76.1 million for the nine months ended September 30, 2022. At September 30, 2023, the Company was servicing approximately $226.3 million of loans sold to the secondary market compared to $240.5 million at December 31, 2022, and $247.6 million at September 30, 2022.
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
Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Non-accrual loans (c):
Commercial, financial, and agricultural	$88	$121
Real estate construction − commercial	74	87
Real estate mortgage − residential	773	685
Real estate mortgage − commercial	2,874	17,801
Installment and other consumer	1	6
Total	$3,810	$18,700
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage − residential	$31	$—
Installment and other consumer	6	1
Total	$37	$1
Total non-performing loans (a)	3,847	18,701
Other real estate owned and repossessed assets	3,564	8,795
Total non-performing assets	$7,411	$27,496

Loans held for investment	$1,556,969	$1,521,252
Allowance for credit losses on loans	22,462	15,588
Restructured loans accruing	1,435	1,661
Allowance for credit and loan losses to loans, respectively	1.44%	1.02%
Non-accrual loans to total loans	0.24%	1.23%
Non-performing loans to loans (a)	0.25%	1.23%
Non-performing assets to loans (b)	0.48%	1.81%
Non-performing assets to assets (b)	0.39%	1.43%
Allowance for credit and loan losses to non-accrual loans, respectively	589.55%	83.36%
Allowance for credit and loan losses to non-performing loans, respectively	583.88%	83.35%
(a)Non-performing loans include loans 90 days past due and accruing, non-accrual loans, and non-performing TDRs included in non-accrual loans and 90 days past due.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.
(c)Non-accrual loans include $0.3 million of restructured loans as of both September 30, 2023 and December 31, 2022.
Total non-performing assets were $7.4 million, or 0.48% of total loans, at September 30, 2023 compared to $27.5 million, or 1.81% of total loans, at December 31, 2022.
Total non-accrual loans at September 30, 2023 decreased $14.9 million, or 79.6%, to $3.8 million compared to $18.7 million at December 31, 2022 primarily due to three large non-accrual loan relationships returning to accruing status. There were $37,000 in loans past due 90 days and still accruing interest at September 30, 2023 compared to $1,000 at December 31, 2022. Other real estate and repossessed assets were $3.6 million and $8.8 million at September 30, 2023 and December 31, 2022, respectively. During the nine months ended September 30, 2023, there were $44,000 of non-accrual loans, net of charge-offs taken, added to other real estate owned and repossessed assets compared to $3,000 during the nine months ended September 30, 2022.
Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which provides for the CECL credit loss model. The adoption of the standard resulted in an increase to the allowance for credit losses of $5.8 million and a liability for unfunded commitments totaling $1.3 million. These one-time cumulative adjustments resulted in a $5.6 million tax-effected decrease to retained earnings.
The following table is a summary of the allocation of the allowance for credit losses:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for credit losses at end of period:
Commercial, financial, and agricultural	$1,936	14.6%	$2,735	16.1%
Real estate construction − residential	873	3.7	157	2.1
Real estate construction − commercial	3,265	8.4	875	9.0
Real estate mortgage − residential	5,314	24.4	3,329	23.7
Real estate mortgage − commercial	10,733	47.5	8,000	47.5
Installment and other consumer	244	1.4	326	1.6
Unallocated	97	—	166	—
Total	$22,462	100.0%	$15,588	100.0%
The allowance for credit losses was $22.5 million, or 1.44%, of loans outstanding at September 30, 2023 compared to $15.6 million, or 1.02%, of loans outstanding at December 31, 2022. The ratio of the allowance for credit losses to non-performing loans was 583.88% at September 30, 2023, compared to the allowance for loan losses of 83.35% at December 31, 2022.
Provision for (Release of) Credit Losses / Loan Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Provision for (release of) credit / loan losses on loans, respectively	$300	$300	$1,115	$(1,000)
Provision for available-for-sale securities	—	—	—	—
Provision for (release of) credit losses for off-balance sheet commitments	(190)	—	(325)	—
Total Provision for (release of) credit losses	$110	$300	$790	$(1,000)
The Company recognized a provision for credit losses of $0.1 million and $0.8 million for the three and nine months ended September 30, 2023, respectively, compared to a $0.3 million provision and a $1.0 million release of provision for loan losses for the three and nine months ended September 30, 2022, respectively. The release of provision expense primarily resulted from the release of specific reserves totaling $2.8 million in the first quarter of 2022 due to returning the balances related to one loan relationship to accrual status from non-accrual status.

The following table summarizes credit loss experience for the periods indicated:

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans
Commercial, financial, and agricultural	$7	$232,516	—%	$33	$245,877	0.01%
Real estate construction − residential	—	55,289	—	—	24,249	—
Real estate construction − commercial	—	129,284	—	—	127,594	—
Real estate mortgage − residential	(2)	376,209	—	(4)	323,158	—
Real estate mortgage − commercial	2	739,225	—	(6)	702,139	—
Installment and other consumer	67	22,176	0.30	125	23,738	0.53
Total	$74	$1,554,699	—%	$148	$1,446,755	0.01%

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans	Net Charge-offs (Recoveries)	Average Loans	Net (Recoveries) Charge-offs / Average Loans
Commercial, financial, and agricultural	$(124)	$231,691	(0.05)%	$57	$233,076	0.02%
Real estate construction − residential	—	47,265	—	—	23,627	—
Real estate construction − commercial	—	137,776	—	—	110,540	—
Real estate mortgage − residential	(6)	368,702	—	(27)	300,518	(0.01)
Real estate mortgage − commercial	25	735,539	—	169	685,041	0.02
Installment and other consumer	139	22,622	0.61	199	22,987	0.87
Total	$34	$1,543,595	—%	$398	$1,375,789	0.03%
Net Loan Charge-Offs (Recoveries)
The Company’s net charge-offs were $0.1 million and $34,000 for the three and nine months ended September 30, 2023, respectively, compared to net charge-offs of $0.1 million and $0.4 million for the three and nine months ended September 30, 2022, respectively.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. These loans are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At September 30, 2023, the carrying amount of these loans was $3.0 million compared to $0.6 million at December 31, 2022.
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

(in thousands)	September 30, 2023	December 31, 2022
Federal funds sold	$—	$46
Other interest-bearing deposits	10,061	65,013
Certificates of deposit in other banks	735	2,955
Available-for-sale investment securities	233,516	250,747
Total	$244,312	$318,761
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $233.5 million at September 30, 2023 and included an unrealized net loss of $56.5 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $9.1 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At September 30, 2023 and December 31, 2022, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $116.1 million and $139.2 million, respectively.
Total investment securities pledged for these purposes were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Investment securities pledged for the purpose of securing:
Federal Reserve Bank borrowings	$8,035	$8,563
Federal funds purchased and securities sold under agreements to repurchase	8,505	8,601
Other deposits	100,887	94,432
Total pledged, at fair value	$117,427	$111,596
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At September 30, 2023, such deposits totaled $1.4 billion and represented 90.0% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at September 30, 2023 and December 31, 2022 were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Core deposit base:
Non-interest bearing demand	$425,105	$453,443
Interest checking	348,840	440,611
Savings and money market	451,235	442,856
Other time deposits	197,445	160,175
Total	$1,422,625	$1,497,085
Estimated uninsured deposits totaled $358.7 million, including $115.2 million of certificates of deposit, at September 30, 2023, compared to $420.3 million, including $94.9 million of certificates of deposit, at December 31, 2022. The Company had brokered deposits totaling $42.5 million and $40.1 million at September 30, 2023 and December 31, 2022, respectively.
Included in the uninsured deposits at September 30, 2023 and December 31, 2022 are public fund deposits greater than $250,000, which are collateralized by the Company totaling $96.6 million and $111.6 million, respectively. The estimated uninsured and uncollateralized deposits ratio to total deposits at September 30, 2023 and December 31, 2022 was 17% and 19%, respectively.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (FHLB), and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2023, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $7.5 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2023. Securities sold under agreements to repurchase are generally borrowed overnight and are secured by a portion of the Company’s investment portfolio. At September 30, 2023, there were $6.2 million in repurchase agreements. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at September 30, 2023.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of September 30, 2023, the Bank had $112.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at September 30, 2023 and December 31, 2022 were as follows:

(in thousands)	September 30, 2023	December 31, 2022
Borrowings:
Federal funds purchased and securities sold under agreements to repurchase	$6,196	$5,187
Federal Home Loan Bank advances	112,000	98,000
Subordinated notes	49,486	49,486
Total	$167,682	$152,673
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

The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	September 30, 2023				December 31, 2022
(in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$431,021	$7,532	$35,000	$473,553	$355,391	$8,058	$60,000	$423,449
Letters of credit	(14,500)	—	—	(14,500)	(47,500)	—	—	(47,500)
Advances outstanding	(112,000)	—	—	(112,000)	(98,000)	—	—	(98,000)
Total available	$304,521	$7,532	$35,000	$347,053	$209,891	$8,058	$60,000	$277,949
At September 30, 2023, loans of $719.9 million were pledged to the FHLB as collateral for borrowings and letters of credit. At September 30, 2023, investments with a market value of $8.0 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated liquidity needs in both the short and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $27.9 million at September 30, 2023 compared to $83.7 million at December 31, 2022. The $55.8 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2023. Cash flow provided from operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided cash flow of $12.3 million for the nine months ended September 30, 2023.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $28.0 million during the nine months ended September 30, 2023. The cash outflow primarily consisted of a net increase in loans held for investment of $35.5 million and $9.5 million in purchases of investment securities, partially offset by $15.9 million from maturities and calls of investment securities.
Financing activities used total cash of $40.2 million during the nine months ended September 30, 2023, resulting primarily from a $149.3 million decrease in demand deposits and interest-bearing transaction accounts. These decreases were partially offset by a $97.6 million increase in time deposits. The Company utilized funding capacity with the FHLB by drawing advances of $342.9 million and repaying $328.9 million to meet its short-term liquidity needs during the year.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $339.8 million in unused loan commitments and standby letters of credit as of September 30, 2023. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $3.5 million and $3.1 million for the nine months ended September 30, 2023 and 2022, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $9.0 million in dividends to the Company during each of the nine months ended September 30, 2023 and 2022, respectively. At September 30, 2023 and December 31, 2022, the Company had cash and cash equivalents totaling $5.9 million and $2.5 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased, as well as the timing of any such purchases. The Company did not repurchase any shares during the three months ended September 30, 2023. As of September 30, 2023, $2.1 million remained available for share repurchases pursuant to the plan. Repurchases under the plan may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for completion of share repurchases under the plan.
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

Under the Basel III Rules, at September 30, 2023 and December 31, 2022, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of periods indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2023
Total Capital (to risk-weighted assets):
Company	$228,901	14.20%	$169,202	10.50%	$—	N.A%
Bank	223,912	13.92%	168,842	10.50%	160,802	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$201,998	12.54%	$136,973	8.50%	$—	N.A%
Bank	205,641	12.79%	136,682	8.50%	128,642	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$162,630	10.09%	$112,802	7.00%	$—	N.A%
Bank	205,641	12.79%	112,562	7.00%	104,521	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$201,998	10.43%	$77,435	4.00%	$—	N.A%
Bank	205,641	10.63%	77,366	4.00%	96,708	5.00%

December 31, 2022
Total Capital (to risk-weighted assets):
Company	$222,873	13.85%	$169,025	10.50%	$—	N.A%
Bank	221,066	13.78%	168,431	10.50%	160,410	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$201,595	12.52%	$136,830	8.50%	$—	N.A%
Bank	205,318	12.80%	136,349	8.50%	128,328	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$159,125	9.89%	$112,684	7.00%	$—	N.A%
Bank	205,318	12.80%	112,287	7.00%	104,267	6.50%
Tier 1 leverage ratio:
Company	$201,595	10.76%	$74,936	4.00%	$—	N.A%
Bank	205,318	10.85%	75,678	4.00%	94,598	5.00%

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
The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2023 and December 31, 2022.

	% Change in projected net interest income
Hypothetical shift in interest rates	September 30,	December 31,
(bps)	2023	2022
200	6.57%	3.01%
100	6.83%	3.78%
(100)	6.28%	5.20%
(200)	4.65%	5.80%
The change in the Company’s interest rate risk exposure from December 31, 2022 to September 30, 2023 was due to higher rates on interest bearing assets projected to reprice in the next 12 months and projected repricing speeds on interest bearing assets and liabilities. In an immediate and sustained shock, interest bearing assets and liabilities are projected to reprice at relatively the same pace. In down rate scenarios, interest bearing assets are projected to reprice faster than interest bearing liabilities causing increased balance sheet exposure in a falling rate market. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.
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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended September 30, 2023.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2023. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

November 9, 2023	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Chris E. Hafner

November 9, 2023	Chris E. Hafner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)