Form 10-K
period 2023-12-31
HAWTHORN BANCSHARES, INC.
filed 2024-03-18
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the 5,600,627 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $17.95 closing price of such common equity on June 30, 2023, the last business day of the registrant's most recently completed second fiscal quarter, was $100,531,255. Aggregate market value excludes an aggregate of 1,438,696 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 18, 2024, the registrant had 7,554,893 shares of common stock, par value $1.00 per share, issued and 7,020,548 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2023 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

PART I
Item 1. Business.
This report and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report.
General
Hawthorn Bancshares, Inc. (the "Company"), is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Bank Holding Company Act"). The Company was incorporated under the laws of the State of Missouri on October 23, 1992 as Exchange National Bancshares, Inc. and changed its name to Hawthorn Bancshares, Inc. in August 2007. The Company owns all of the issued and outstanding capital stock of Hawthorn Bank. The Company received approval from the Federal Reserve and elected to become a financial holding company on October 21, 2001.
The Company acquired Hawthorn Bank and its constituent predecessor banks, as well as Union State Bancshares ("Union"), in a series of transactions that are summarized as follows:
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
•On December 1, 2006, the Company announced its development of a strategic plan in which, among other things, The Exchange National Bank of Jefferson City, Citizens Union State Bank & Trust, Osage Valley Bank and Bank 10 would be consolidated into a single bank under a Missouri state trust charter. This consolidation was completed in October 2007, and the subsidiary bank is now known as Hawthorn Bank (the "Bank").
•On December 29, 2023, the Company dissolved its wholly-owned subsidiary, Union, which owned all of the outstanding capital stock of Hawthorn Bank, in order to streamline the Company's ownership of Hawthorn Bank.
Except as otherwise provided herein or to the extent the context otherwise requires, references herein to the "Company," "we," "us" or "our" refer to Hawthorn Bancshares, Inc. and its consolidated subsidiaries, and references herein to the "Bank" refers to Hawthorn Bank and its constituent predecessors.
Description of Business
The Company. The Company is a bank holding company registered under the Bank Holding Company Act that has elected to become a financial holding company. The Company's activities currently are limited to ownership of the outstanding capital stock of the Bank and ownership of its other subsidiaries. In addition to ownership of its subsidiaries, the Company may seek expansion through acquisition and may engage in those activities (such as investments in banks or operations that are financial in nature) in which it is permitted to engage under applicable law. It is not currently anticipated that the Company will engage in any business other than that directly related to its ownership of the Bank or other financial institutions.

The Bank. The Bank was founded in 1932 as a Missouri bank and converted to a Missouri trust company on August 16, 1989. However, its predecessors trace their lineage back to the founding of Exchange National Bank in 1865. The Bank has 21 banking offices, including its principal office at 132 East High Street in the central business district of Jefferson City, MO. See "Item 2. Properties".
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
HB Realty, LLC. HB Realty, LLC, a Missouri limited liability company ("HB Realty"), was formed in February 2018 and commenced operations in April 2018. HB Realty is intended to qualify as a "real estate investment trust" under the Internal Revenue Code of 1986, as amended (the "IRC"). HB Realty was formed in order to hold certain mortgage loans and participation interests contributed to it by the Bank. HB Realty was initially capitalized with mortgage loans and participation interests having an approximate aggregate book value of $404,665,296. As of December 31, 2023, the approximate aggregate book value of the mortgage loans held by HB Realty was $563,150,351. Effective September 30, 2022, to comply with collateral eligibility requirements of the Federal Home Loan Bank with whom the Bank maintains credit facilities, any participation interest in mortgage loans owned by HB Realty as of that date were converted into mortgage loans owned by HB Realty and, after that date, HB Realty will only acquire mortgage loans from the Bank, not participation interests.
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
Through its ownership of JCIHC, the Bank is, indirectly, the controlling member of HB Realty and is entitled to control the appointment of managers of HB Realty. The Board of Managers of HB Realty, which is responsible for the management of the business and affairs of HB Realty, is currently comprised of Brent M. Giles, Kathleen L. Bruegenhemke, Gregg A. Bexten and Chris E. Hafner.
Hawthorn Risk Management, Inc., a non-bank subsidiary of the Company, which was formed and began operations on December 28, 2017, was a Missouri-based captive insurance company which provided property and casualty insurance coverage to the Company and the Bank for which insurance was not then available or economically feasible in the insurance marketplace. Hawthorn Risk Management, Inc. pooled resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. This subsidiary was dissolved as of December 1, 2023.

Employees
As of December 31, 2023, the Company and its subsidiaries had approximately 270 full-time and 14 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.
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
The Bank experiences substantial competition for deposits and loans within both its primary service areas of the cities of Jefferson City, Columbia, Clinton, Lee's Summit, Warsaw, and Springfield, Missouri, as well as within its secondary service areas of the nearby communities in the Missouri counties of Cole, Boone, Henry, Cass, Benton, and Greene. The Bank's principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks located in its secondary service areas. Based on publicly available information, management believes that the Bank is the second largest (in terms of deposits) of the 11 banks within Cole county, the eleventh largest (in terms of deposits) of the 21 banks within Boone county, the largest (in terms of deposits) of the 8 banks within Henry county, the third largest (in terms of deposits) of the 18 banks within Cass county, and the second largest (in terms of deposits) of the 5 banks within Benton county. The main competition for Hawthorn Bank's trust services is from other commercial banks, including those of the Kansas City metropolitan area.
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
Regulatory Capital Requirements. The FRB has issued risk-based and leverage capital guidelines applicable to United States ("U.S.") banking organizations. If a bank holding company's capital falls below minimum required levels, then the bank holding company must implement a plan to increase its capital, and its ability to pay dividends and make acquisitions of new bank subsidiaries may be restricted or prohibited. In July 2013, the federal banking agencies announced new risk-based capital and leverage ratios that became applicable to us on January 1, 2015 (the "Basel III Rules").

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
The sum of the three tiers of capital less investments in unconsolidated subsidiaries represents the total capital. The risk-based capital ratios are calculated by dividing CET1 capital, Tier 1 capital and total capital by risk-weighted assets (including certain off-balance sheet activities). Under the Basel III Rules, the minimum capital ratios are:
•CET1 risk-based capital ratio equal to at least 4.5% of its risk-weighted assets;
•Tier 1 risk-based capital ratio equal to at least 6% of its risk-weighted assets;
•Total risk-based capital ratio equal to at least 8% of its risk-weighted assets; and
•Tier 1 capital to average consolidated assets (leverage ratio) of at least 4%.
In addition to the higher requirements, the Basel III Rules established bank holding companies are required to maintain a CET1 capital conservation buffer of at least 2.5% of risk-weighted assets over and above the minimum risk-based capital requirements. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The capital conservation buffer requirement was phased in over four years beginning in 2016. The capital conservation buffer requirement of 2.5%, effectively raised the minimum required risk-based capital ratios to 7% CET1 capital, 8.5% Tier 1 capital and 10.5% total capital on a fully phased-in basis as of December 31, 2019.
On December 31, 2023 the Company was in compliance with the FRB's capital adequacy guidelines. The Company's capital ratios calculated under the Basel III Rules (minimum plus a 2.5% capital conservation buffer) on December 31, 2023 are as follows:

Tier 1 Leverage Ratio (4%) (min requirement)	CET1 Risk- Based Capital Ratio (7.0%) (min requirement plus buffer)	Tier 1 Risk-Based Capital Ratio (8.5%) (min requirement plus buffer)	Total Risk-Based Capital Ratio (10.5%) (min requirement plus buffer)
10.29%	9.73%	12.59%	13.99%
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
A QCBO may elect out of complying with the Basel III Rules if, at the time of the election, the QCBO has a CBLR above 9%. The CBLR is generally calculated in accordance with the regulations for calculating the Tier 1 leverage ratio under the regulatory capital framework discussed above and below, with certain specified exceptions. As of December 31, 2023, the Company and the Bank each qualified to elect the CBLR framework because they had a CBLR of greater than 9% and satisfied the other requirements. The Company does not have immediate plans to elect to use the CBLR framework but may make such an election in the future.
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
Federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions. As of December 31, 2023, the Bank was classified as "well-capitalized," which is required for the Company to remain a financial holding company.
The capital ratios and classifications of the Bank as of December 31, 2023 and the minimum requirements to be considered well-capitalized are as follows:

Tier 1 Leverage Ratio (5.0% minimum requirement)	CET1 Risk- Based Capital Ratio (6.5%) (min requirement)	Tier 1 Risk-Based Capital Ratio (8.0%) (min requirement)	Total Risk-Based Capital Ratio (10.0%) (min requirement)
10.31%	12.67%	12.67%	13.91%
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
Community Reinvestment Act. The Bank is subject to the Community Reinvestment Act and implementing regulations. These regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. Community Reinvestment Act ratings are taken into account by regulators in reviewing certain applications made by the Company and the Bank. On October 24, 2023, the federal banking regulators issued a joint notice of final rulemaking to modernize the Community Reinvestment Act regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule adjusts Community Reinvestment Act evaluations based on bank size and type, with many of the changes applying only to banks with over $2 billion in assets, and several applying only to banks with over $10 billion in assets. The final rule takes effect April 1, 2024, with staggered compliance dates of January 1, 2026, and January 1, 2027. The Company will evaluate the effects of the final rule on the Bank prior to the applicable compliance date and review its Community Reinvestment Act program in connection therewith.
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
Available Information
The address of the Company's principal executive offices is 132 East High Street, Jefferson City, Missouri 65101 and the telephone number at this location is (573) 761-6100. The Company's common stock trades on the Nasdaq Global Select Market under the symbol "HWBK".
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
Fluctuations in interest rates will ultimately affect both the level of income and expense recorded on a large portion of the Bank's assets and liabilities, and the fair value of all interest-earning assets, other than interest-earning assets that mature in the short term. In the fourth quarter of 2023, the Company repositioned its balance sheet by selling $83.7 million in book value of investment securities for an after-tax realized loss of $9.1 million. The Bank's interest rate management strategy is designed to stabilize net interest income and preserve capital over a broad range of interest rate movements by matching the interest rate sensitivity of assets and liabilities. Although the Company believes that the Bank's current mix of loans, mortgage-backed securities, investment securities and deposits is reasonable, significant fluctuations in interest rates may have a negative effect on the profitability of the Bank.
Our Business Depends On Our Ability to Successfully Manage Credit Risk. The operation of our business requires us to manage credit risk. As a lender, the Bank is exposed to the risk that borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our loan officers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to address changes in economic or other conditions affecting borrowers (such as the current recessionary environment and higher interest rates) and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.
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
The Provision for Probable Credit Losses May Need to Be Increased. The Bank makes a provision for credit losses based upon management's estimate of probable losses in the loan portfolio and its consideration of prevailing economic and environmental conditions. The amount of future loan losses is susceptible to changes in economic, operating and other conditions, including changes in interest rates, which may be beyond the Company's control, and these losses may exceed current estimates. We cannot fully predict the amount or timing of losses or whether the loss allowance will be adequate in the future. The Bank may need to increase the provision for credit losses through additional provisions in the future if, among other things, the financial condition of any of its borrowers deteriorates, if its borrower fails to perform its obligations to it, or if real estate values decline. Furthermore, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's loan portfolio, provision for credit losses, and real estate acquired by foreclosure. Such agencies may require the Bank to recognize additions to the provision for credit losses based on their judgments of information available to them at the time of the examination. Any additional provision for probable credit losses, whether required as a result of regulatory review or initiated by the Company itself, may materially alter the financial outlook of the Company and the Bank and may have a material adverse effect on the Company's financial condition and results of operations.
On January 1, 2023, the Company adopted ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which sets forth the current expected credit loss standard, or CECL. Previously, the impairment model was based on incurred losses, and investments were recognized as impaired when there was no longer an assumption that future cash flows would be collected in full under the originally contracted terms. Under the new CECL model, we are required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The CECL model is expected to result in more timely recognition of credit losses. The ASU requires new disclosures for financial assets measured at amortized cost, loans and available-for-sale debt securities. Entities are required to apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The adoption of the standard by the Company resulted in an increase to the allowance for credit losses of $5.8 million and a liability for unfunded commitments totaling $1.3 million. These one-time cumulative adjustments resulted in a $5.6 million tax-effected decrease to retained earnings. The transition to the CECL model brings with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.
Adverse Market Conditions in the U.S. Economy and the Markets in Which We Operate Could Adversely Impact the Company's Business. Unfavorable or uncertain economic and market conditions, including slowing or recessionary economic conditions, reduced availability of commercial credit, and increasing unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions have experienced decreased access to deposits or borrowings.
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
The recent bank failures of Silicon Valley Bank in California, Signature Bank in New York, and First Republic Bank in California during the first and second quarters of 2023 have caused a degree of panic and uncertainty in the investor community and among bank customers generally. While the Company does not believe that the circumstances of these three banks' failures are indicators of broader issues with the banking system, the failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry, including the Company. The Company will continue to monitor the ongoing events concerning these three banks as well as any future potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.
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
The FDIC's Changes in the Calculation of Deposit Insurance Premiums and Ability to Levy Special Assessments Could Increase the Company's Non-Interest Expense and May Reduce Its Profitability. The range of base assessment rates historically varies from 12 to 45 basis points depending on an institution's risk category, with newly added financial measures resulting in increased assessment rates for institutions heavily relying on brokered deposits to support rapid asset growth. However, the Dodd-Frank Act requires the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. On February 9, 2011, the FDIC adopted a final rule that defines the assessment base as the average consolidated total assets during the assessment period minus the average tangible equity of the insured depository institution during the assessment period. The FDIC also imposed a new assessment rate scale (which was revised further in 2016). Under the new system, banks will generally pay assessments at a rate between 2.5 and 32 basis points per assets minus tangible equity, depending upon an institution's risk category (the final rule also includes progressively lower assessment rate schedules when the FDIC's reserve ratio reaches certain levels). The rulemaking changes the current assessment rate schedule so the schedule will result in the collection of assessment revenue that is approximately the same as generated under the current rate schedule and current assessment base. Nearly all banks with assets less than $10 billion will pay smaller deposit insurance assessments as a result of the new rule. The majority of the changes in the FDIC's final rule became effective on April 1, 2011. The FDIC has the statutory authority to impose special assessments on insured depository institutions in an amount, and for such purposes, as the FDIC may deem necessary. The FDIC issued a final rule in November 2023 to implement a special assessment to recover the significant losses incurred by the FDIC in connection with the 2023 bank failures, but that special assessment did not apply to the Bank. The change in the calculation methodology for deposit insurance premiums and the possible emergency special assessments could increase non-interest expense and may adversely affect the Company's profitability.
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
The Company's Success Largely Depends on the Efforts of its Executive Officers. The success of the Company and the Bank has been largely dependent on the efforts of David Turner, Executive and Director, and Brent M. Giles, CEO and Director, and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Mr. Turner or Mr. Giles, or any of the other key executive officers could have a materially adverse effect on the Company and the Bank.
If We Fail to Maintain an Effective System of Internal Control Over Financial Reporting, We May Not Be Able to Accurately Report Our Financial Results or Prevent Fraud, and, As a Result, Investors and Depositors Could Lose Confidence in Our Financial Reporting, Which Could Adversely Affect Our Business, the Trading Price of Our Stock, and Our Ability to Attract Additional Deposits. We are required to include in our annual reports filed with the SEC a report from our management regarding internal control over financial reporting. As a result, we documented and evaluated our internal control over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 and SEC rules and regulations, which require an annual management report on our internal control over financial reporting, including, among other matters, management's assessment of the effectiveness of internal control over financial reporting. Failure or circumvention of our system of internal control could have an adverse effect on our business, profitability, and financial condition, and could result in regulatory actions and loss of investor confidence. Additionally, if we fail to identify and correct any significant deficiencies or material weaknesses in the design or operating effectiveness of our internal control over financial reporting or fail to prevent fraud, current and potential stockholders and depositors could lose confidence in our financial reporting, which could adversely affect our business, financial condition and results of operations, the trading price of our stock and our ability to attract additional deposits.
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
Public Health Threats or Outbreaks of Communicable Diseases May Adversely Affect the Company's Operations and Financial Results. The Company and the Bank may face risks related to public health threats or outbreaks of communicable diseases. A widespread healthcare crisis, such as an outbreak of a communicable disease could adversely affect the global economy and the Company's financial performance. For example, the COVID-19 pandemic destabilized the financial markets in which the Bank operates, and the effects of the pandemic continue to cause disruption in the global economies and financial markets, including the Bank's local markets. The Company and the Bank are dependent upon the willingness and ability of the Bank's customers to conduct banking and other financial transactions, which could be limited in the event of a disease outbreak or pandemic.
Risks Relating to Our Regulatory Environment
We May Be Adversely Affected by Changes in Laws And Regulations Affecting the Financial Services Industry. Banks and bank holding companies such as the Company are subject to regulation by both federal and state bank regulatory agencies. The regulations, which are designed to protect borrowers and promote certain social policies, include limitations on the operations of banks and bank holding companies, such as minimum capital requirements and restrictions on dividend payments. The regulatory authorities have extensive discretion in connection with their supervision and enforcement activities and their examination policies, including the imposition of restrictions on the operation of a bank, the classification of assets by an institution and requiring an increase in a bank's allowance for credit losses. These regulations are not necessarily designed to maximize the profitability of banking institutions.
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

Risks Related to Our Common Stock
The Price of Our Common Stock Could Fluctuate Significantly, and This Could Make it Difficult for You to Resell Shares of Our Common Stock at Times or at Prices You Find Attractive. The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the recent changes in economic and industry conditions. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers' underlying financial strength. As a result, the trading volume in our common stock could fluctuate more than usual and cause significant price variations to occur. This could make it difficult for you to resell shares of our common stock at times or at prices you find attractive.
The trading price of the shares of our common stock will depend on many factors that could change from time to time and could be beyond our control. Among the factors that could affect our stock price are those identified under the heading "Forward-Looking Statements" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, of this report and as follows:
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under “Information Technology Risk Management” under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Annual Report to Shareholders (included as Exhibit 13 hereto).
Item 2. Properties.
The Company does not own or lease any property. The Company's principal office is located at 132 East High Street, Jefferson City, Missouri 65101. The table below provides a list of the Bank's facilities.

Location	Approximate Square Footage	Owned or Leased		Net Book Value at December 31, 2023 (in thousands)
8127 East 171st Street, Belton, MO	13,000	Owned		$1,179
910 West Buchanan Street, California, MO	2,270	Owned		$269
102 North Second Street, Clinton, MO	11,524	Owned		$1,064
1400 East Ohio Street, Clinton, MO	13,551	Owned		$2,215
803 E. Walnut St, Columbia, MO	9,698	Leased	(1)	$949
1110 Club Village Drive, Columbia, MO	5,000	Owned		$1,113
115 South 2nd Street, Drexel, MO	4,000	Owned		$49
100 Plaza Drive, Harrisonville, MO	4,000	Owned		$472
17430 East 39th Street, Independence, MO	4,070	Owned		$430
220 West White Oak, Independence, MO	1,800	Owned		$11
132 East High Street, Jefferson City, MO	34,800	Owned		$1,998
3701 West Truman Blvd, Jefferson City, MO	21,000	Owned		$287
211 West Dunklin Street, Jefferson City, MO	2,500	Owned		$1,308
800 Eastland Drive, Jefferson City, MO	4,100	Owned		$483
3600 Amazonas Drive, Jefferson City, MO	26,000	Owned		$1,946
300 S.W. Longview Blvd, Lee's Summit, MO	11,700	Owned		$1,523
5 Victory Lane, Suite 203 & 204, Liberty, MO	1,667	Leased	(2)	N/A
335 Chestnut, Osceola, MO	1,580	Owned		$52
595 VFW Memorial Drive, St. Robert, MO	2,236	Owned		$56
321 West Battlefield, Springfield, MO	12,500	Owned		$491
1891 Commercial Drive, Warsaw, MO	11,000	Owned		$1,204

___________________________
(1)The term of this lease began in July 2018 and ends in July 2028.
(2)The term of this lease began in May 2022 and ends in October 2024.

Management believes that the current condition of each of the Bank's facilities is adequate for its business and that such facilities are adequately covered by insurance.
Item 3. Legal Proceedings.
The information required by this Item is set forth in Note 19, Commitments and Contingencies, in the Company's consolidated financial statements, included under the caption "Consolidated Financial Statement" in the Company's 2023 Annual Report to Shareholders (included as Exhibit 13.1 hereto), incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers of the Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of the Company.

Name	Age	Position
Brent M. Giles	56	Chief Executive Officer and Director
Gregg A. Bexten	56	President and Director
Chris E. Hafner	57	Senior Vice President and Chief Financial Officer
Jason E. Schwartz	56	Senior Vice President and Chief Credit Officer
Kathleen L. Bruegenhemke	58	Senior Vice President, Chief Risk Officer, Secretary and Director
The business experience of the executive officers of the Company for the last five years is as follows:
Brent M. Giles has served as a director and CEO of the Company and of the Bank since May 2023. Mr. Giles served as Chairman, President and Chief Executive Officer of Bank of Blue Valley from July 2021 until he joined the Company, and as President and Chief Executive Officer of Wisconsin Bank & Trust from May 2020 until July 2021. From September 2003 until May 2020, Mr. Giles served as Chairman and Chief Executive Officer of Liberty Bancorp, Inc. and Bank Liberty, where he took the company public. Bank Liberty has been recognized as a “best bank,” “best place to work,” and “strongest mid-size bank.” Prior to 2003, Mr. Giles had several commercial banking roles of increasing responsibility and spent 9 years as an FDIC examiner. Mr. Giles received his bachelor’s degree in banking and finance and his MBA both from the University of Missouri where he is still involved speaking to graduate banking classes.
Gregg A. Bexten has served as a director and president of the Company and of the Bank since May 2023. From 2014 until May 2023, he served as Regional President of our Central Region. From 2000 until 2014 he served as a commercial lender in our Central Region with titles of Senior Vice President and Vice President. Prior to joining the Bank, Mr. Bexten served as a commercial lender with another financial institution and as a Commissioned Bank Examiner for the Federal Reserve Bank of St. Louis. Mr. Bexten possesses considerable expertise in overseeing lending, various finance and regulatory compliance aspects of community banking, which he attained through over 30 years of service, first as a bank regulator and then as a dedicated, tenured employee of the Bank.
Chris E. Hafner has served as Chief Financial Officer of the Company and of the Bank since October 2023. Mr. Hafner served as an outside banking and business consultant to several entities from December 2022 until he joined the Company and the Bank. Mr. Hafner previously served as Chief Accounting Officer of CrossFirst Bank, the bank subsidiary of CrossFirst Bankshares, Inc., a Nasdaq-listed bank holding company, from February 2016 until November 2022. Prior to that, he served as Chief Financial Officer at Missouri Bank, a privately held bank, from June 2015 until January 2016, and as Chief Risk Officer at Missouri Bank from April 2012 until May 2015. Prior to joining Missouri Bank, he served as Chief Financial Officer at First National Bank of Kansas, a privately held bank, from August 2005 until December 2011 and, prior to that, he served as Assistant Controller at Commerce Bancshares, Inc., a Nasdaq-listed bank holding company, from June 2000 until July 2005. He served in various roles in the audit practice of Forvis, LLP (formerly BKD LLP) from July 1994 until June 2000. Chris received a Bachelor of Business Administration degree from Iowa State University. He has been previously licensed as a Certified Public Accountant.
Jason E. Schwartz has served as the Chief Credit Officer of the Company and of the Bank since December 2018. From 2014 to 2018, he served as the Regional Senior Credit Officer for our Central Region. From 2000 until 2014 he served as a commercial lender in our Central Region with titles of Senior Vice President and Vice President. Mr. Schwartz possesses considerable expertise in overseeing lending, various finance, and regulatory compliance aspects of community banking, which he attained through over 20 years of service, first at City National Savings Bank and then as an employee of the Bank.
Kathleen L. Bruegenhemke has served as a director of the Company and of the Bank since March 2017. From January 2017 until November 2023, she served as Chief Operating Officer of the Bank. From October 2014 until December 2016 she served as Columbia Market President for the Bank. She has served as Senior Vice President and Secretary of the Company since November 1997 and as Chief Risk Officer of the Company since June 2006.  From January 1992 until November 1997, she served as Internal Auditor of the Bank (or of one of its constituent predecessors). Prior to joining the Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the FDIC. Ms. Bruegenhemke is a certified public accountant and possesses considerable expertise in overseeing various finance, regulatory compliance and risk management aspects of community banking, which she attained through over 30 years of service, first as a bank regulator and then as a dedicated employee of the Bank.
There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in the Company's 2023 Annual Report to Shareholders (included as Exhibit 13 hereto).
We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.
The Company's Purchases of Equity Securities
There were no purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined by applicable rules of the SEC) of shares of the Company's common stock during the fourth quarter of the year ended December 31, 2023. Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased under the plan, as well as the timing of any such purchases. As of December 31, 2023, $5.0 million remains available for share repurchases pursuant to the plan.
Recent Issuance of Securities
None.
Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2023 Annual Report to Shareholders (included as Exhibit 13 hereto).
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
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•competitive pressures among financial services companies may increase significantly,
•changes in the interest rate environment may reduce interest margins,
•general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of the Company's loans and other assets,
•increases in non-performing assets in the Company's loan portfolios and adverse economic conditions may necessitate increases to the provisions for credit losses,
•costs or difficulties related to the integration of the business of the Company and its acquisition targets may be greater than expected,

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
Tools used by the Bank's management include modeling the effects on net interest income under different rate shock scenarios. At December 31, 2023, the Company's rate shock scenario models indicated that annual net interest income could change by as much as 5.92% or 7.05% should interest rates rise or fall, respectively, 200 basis points from their current level over a one-year period. These levels of interest rate risk are within limits set by the board in the Company's Funds Management, Investment Asset Liability Policy and management believes this is an acceptable level of interest rate risk. However, there are no assurances that the change will not be more or less than this estimate.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2023 Annual Report to Shareholders (included as Exhibit 13 hereto).
Item 8. Financial Statements and Supplementary Data.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent registered public accounting firm and the information under the caption "Consolidated Financial Statements" in the Company's 2023 Annual Report to Shareholders (included as Exhibit 13 hereto).
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this annual report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2023, the Company's disclosure controls and procedures were effective.
(b)Management's Report on Internal Control Over Financial Reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon its assessment, management has concluded that, as of December 31, 2023, the Company's internal control over financial reporting, is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Management's assessment of the effectiveness of internal control over financial reporting, as of December 31, 2023, has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting.
There has been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Hawthorn Bancshares, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Hawthorn Bancshares, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively, the consolidated financial statements), and our report dated March 18, 2024 expressed an unqualified opinion on those consolidated financial statements.
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
March 18, 2024

Item 9B. Other Information.
None
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:
(i)the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)the information under the caption "Item 1: Election of Directors--Who are this year's nominees?" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(iii)the information under the caption "Item 1: Election of Directors--What is the business experience of the nominees and of our continuing board members?" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(iv)the information under the caption "Executive Officers of the Registrant" in Part I of this report;
(v)the information under the caption "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(vi)the information under the caption "Corporate Governance and Board Matters--Consideration of Director Nominees" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(vii)the information under the caption "Corporate Governance and Board Matters--Committees of the Board--Audit Committee" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees including, its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. This Code of Business Conduct and Ethics is posted on the Company's internet website (www.hawthornbancshares.com) under the "Governance Documents" menu tab and is available for your examination. A copy of this code will be furnished without charge upon written request to Corporate Secretary, Hawthorn Bancshares, Inc., 132 East High Street, Jefferson City, Missouri 65101. Any substantive amendment to, or waiver from, a provision of this code that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed on the Company's internet website (www.hawthornbancshares.com) and, if required by the rules of the SEC or The Nasdaq Stock Market LLC, in reports the Company files with the SEC.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)the information under the caption "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and

(ii)the information under the caption "Corporate Governance and Board Matters--Director Compensation" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Securities Authorized For Issuance Under Equity Compensation Plans
Information pertaining to equity compensation plans is contained in "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 - Stockholders' Equity and Accumulated Other Comprehensive Income (Loss) Equity-Based Compensation Plan." of the Company's 2023 Annual report and are incorporated herin by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)the information under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(iii)the information under the caption "Corporate Governance and Board Matters--Committees of the Board" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Independent Registered Public Accounting Firm Fees and Services" in the Company's definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
PART IV
Item 15. Exhibits and, Financial Statement Schedules.
(a)Exhibits, Financial Statements and Financial Statement Schedules:
1.Financial Statements:
The following consolidated financial statements of the Company and reports of the Company's independent registered public accounting firm, included in the Company's 2023 Annual Report to Shareholders (included as Exhibit 13 hereto) under the caption "Consolidated Financial Statements", are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm.
Auditor Name: KPMG LLP
Auditor Location: St. Louis, MO
Auditor Firm ID: 185
Consolidated Balance Sheets as of December 31, 2023 and 2022.

Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021.
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022, and 2021.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022, and 2021.
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021.
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

10.1	Form of Change of Control Severance Agreement filed as Exhibit 10.1 to this Annual Report on Form 10-K.*

10.2	Hawthorn Bancshares, Inc. Excess Benefit Plan (filed as Exhibit 10.2 to the Company's current report on Form 8-K on November 13, 2018 and incorporated herein by reference). *

10.3	Hawthorn Bancshares, Inc. Equity Incentive Plan (filed as Exhibit 10.1 to the Company's current report on Form 8-K on June 12, 2023 and incorporated herein by reference).*

10.4
Form of Hawthorn Bancshares, Inc. Equity Incentive Plan Restricted Stock Unit Award (Service-Based Vesting) (filed as Exhibit 10.2 to the Company's current report on Form 8-K on June 12, 2023 and incorporated herein by reference).*

13
The Company's 2023 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the SEC).

14	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

21	List of Subsidiaries filed as Exhibit 21 to this Annual Report on Form 10-K.

23	Consent of Independent Registered Public Accounting Firm.

Exhibit No.	Description
24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Policy for the Recovery of Erroneously Awarded Compensation filed as Exhibit 97.1 to this Annual Report on Form 10-K.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
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

HAWTHORN BANCSHARES, INC.

Dated: March 18, 2024	By	/s/	Brent M. Giles
Brent M. Giles, Chief Executive Officer (Principal Executive Officer)
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Brent M. Giles and Chris E. Hafner, or either of them, his attorneys-in-fact, for such person in any and all capacities, to sign any amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that either of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date	Signature and Title

March 18, 2024	/s/ Brent M. Giles
Brent M. Giles, Chief Executive Officer (Principal Executive Officer) and Director

March 18, 2024	/s/ Chris E. Hafner
Chris E. Hafner, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 18, 2024	/s/ Gregg A. Bexten
Gregg A. Bexten, President, Director

March 18, 2024	/s/ Kathleen L. Bruegenhemke
Kathleen L. Bruegenhemke, Director

March 18, 2024	/s/ David T. Turner
David T. Turner, Executive Chairman, Director

March 18, 2024	/s/ Frank E. Burkhead
Frank E. Burkhead, Director

March 18, 2024	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 18, 2024	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 18, 2024	/s/ Gus S. (Jack) Wetzel III
Gus S. (Jack) Wetzel III, Director

March 18, 2024	/s/ Shawna M. Hettinger
Shawna M. Hettinger, Director

March 18, 2024	/s/ Jonathan L. States
Jonathan L. States, Director

March 18, 2024	/s/ Douglas T. Eden
Douglas T. Eden, Director

March 18, 2024	/s/ Jonathan D. Holtaway
Jonathan D. Holtaway, Director