Form 10-Q
period 2024-03-31
HAWTHORN BANCSHARES, INC.
filed 2024-05-09
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 9, 2024, the registrant had 7,001,815 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except per share data)	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$15,273	$15,675
Other interest-bearing deposits	28,225	77,775
Cash and cash equivalents	43,498	93,450
Available-for-sale debt securities, at fair value	183,454	188,742
Other investments	6,287	6,300
Total investment securities	189,741	195,042
Loans held for investment	1,518,853	1,539,147
Allowance for credit losses	(23,675)	(23,744)
Net loans	1,495,178	1,515,403
Loans held for sale, at lower of cost or fair value	2,909	3,884
Premises and equipment - net	31,861	32,047
Other real estate owned - net	1,937	1,744
Accrued interest receivable	9,017	8,661
Cash surrender value - life insurance	37,760	2,624
Other assets	21,859	22,495
Total assets	$1,833,760	$1,875,350
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$392,588	$402,241
Savings, interest checking and money market	789,772	846,452
Time deposits $250,000 and over	100,306	108,147
Other time deposits	245,208	214,004
Total deposits	1,527,874	1,570,844
Federal Home Loan Bank advances and other borrowings	109,000	107,000
Subordinated notes	49,486	49,486
Operating lease liabilities	1,163	1,213
Accrued interest payable	1,971	1772
Liability for unfunded commitments	717	947
Other liabilities	6,929	8,003
Total liabilities	1,697,140	1,739,265
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,554,893 shares	7,555	7,555
Surplus	76,847	76,818
Retained earnings	79,725	76,464
Accumulated other comprehensive loss, net of tax	(16,103)	(13,762)
Treasury stock; 536,565 and 515,570 shares, at cost, respectively	(11,404)	(10,990)
Total stockholders’ equity	136,620	136,085
Total liabilities and stockholders’ equity	$1,833,760	$1,875,350
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
INTEREST INCOME
Interest and fees on loans	$21,730	$18,803
Interest and fees on loans held for sale	31	27
Interest on investment securities:
Taxable	750	847
Nontaxable	592	626
Other interest-bearing deposits	812	537
Dividends on other investments	137	93
Total interest income	24,052	20,933
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,630	3,854
Time deposit accounts $250,000 and over	769	1,150
Time deposits	2,066	548
Total interest expense on deposits	7,465	5,552
Interest on federal funds purchased and securities sold under agreements to repurchase	—	21
Interest on Federal Home Loan Bank advances	849	540
Interest on subordinated notes	990	872
Total interest expense on borrowings	1,839	1,433
Total interest expense	9,304	6,985
Net interest income	14,748	13,948
(Release of) provision for credit losses on loans and unfunded commitments	(230)	680
Net interest income after (release of) provision for credit losses on loans and unfunded commitments	14,978	13,268
NON-INTEREST INCOME
Service charges and other fees	817	684
Bank card income and fees	973	960
Trust department income	302	271
Real estate servicing fees, net	3	193
Gain on sale of mortgage loans, net	277	496
Gains on other real estate owned, net	34	9
Other	613	569
Total non-interest income	3,019	3,182
Investment securities gains, net	—	8
NON-INTEREST EXPENSE
Salaries and employee benefits	6,730	7,003
Occupancy expense, net	813	795
Furniture and equipment expense	756	752
Processing, network, and bank card expense	1,370	1,157
Legal, examination, and professional fees	823	505
Advertising and promotion	257	357
Postage, printing, and supplies	167	193
Loan expense	174	385
Other	1,485	1,331
Total non-interest expense	12,575	12,478
Income before income taxes	5,422	3,980
Income tax expense	966	709
Net income	$4,456	$3,271
Basic earnings per share	$0.63	$0.47
Diluted earnings per share	$0.63	$0.47

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Net income	$4,456	$3,271
Other comprehensive (loss) income, net of tax
Investment securities available-for-sale:
Change in unrealized (losses) gains on investment securities available-for-sale, net of tax	(2,215)	4,513
Defined benefit pension plans:
Amortization of net gains included in net periodic pension cost, net of tax	(126)	(112)
Total other comprehensive (loss) income	(2,341)	4,401
Total comprehensive income	$2,115	$7,672

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended March 31, 2024 and 2023
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stock - holders' Equity
Balance, December 31, 2023	$7,555	$76,818	$76,464	$(13,762)	$(10,990)	$136,085
Net income	—	—	4,456	—	—	4,456
Other comprehensive loss	—	—	—	(2,341)	—	(2,341)
Share-based compensation expense	—	29	—	—	—	29
Purchase of treasury stock	—	—	—	—	(414)	(414)
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,195)	—	—	(1,195)
Balance, March 31, 2024	$7,555	$76,847	$79,725	$(16,103)	$(11,404)	$136,620

Balance, December 31, 2022	$7,284	$71,042	$91,789	$(31,714)	$(10,990)	$127,411
Adoption of ASU 2016-13	—	—	(5,581)	—	—	(5,581)
Balance, January 01, 2023	7,284	71,042	86,208	(31,714)	(10,990)	121,830
Net income	—	—	3,271	—	—	3,271
Other comprehensive income	—	—	—	4,401	—	4,401
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,150)	—	—	(1,150)
Balance, March 31, 2023	$7,284	$71,042	$88,329	$(27,313)	$(10,990)	$128,352

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$4,456	$3,271
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for credit losses on loans and unfunded commitments	(230)	680
Depreciation expense	463	540
Net amortization of investment securities, premiums, and discounts	212	276
Change in fair value of mortgage servicing rights	—	(29)
Investment securities gains, net	—	(8)
(Gain) loss on sales and dispositions of premises and equipment	5	(132)
Gain on sales and dispositions of other real estate	(34)	(9)
Share-based compensation expense	29	—
(Increase) decrease in accrued interest receivable	(356)	665
Earnings on bank-owned life insurance	(136)	(15)
Decrease in other assets	1,125	102
Decrease in operating lease liabilities	(50)	(79)
Increase in accrued interest payable	199	700
Decrease in other liabilities	(1,055)	(1,398)
Origination of mortgage loans held for sale	(13,856)	(20,910)
Proceeds from the sale of mortgage loans held for sale	15,108	20,238
Gain on sale of mortgage loans, net	(277)	(496)
Net cash provided by operating activities	5,603	3,396
Cash flows from investing activities:
Proceeds from maturities of certificates of deposit in other banks	—	739
Purchase of bank-owned life insurance	(35,000)	—
Net decrease (increase) in loans	20,225	(20,903)
Purchase of available-for-sale debt securities	(12,658)	(8,505)
Proceeds from maturities of available-for-sale debt securities	2,674	4,427
Proceeds from calls of available-for-sale debt securities	12,256	610
Purchases of FHLB stock	(558)	(137)
Proceeds from sales of FHLB stock	571	258
Purchases of premises and equipment	(544)	(226)
Proceeds from sales of premises and equipment	—	126
Proceeds from sales of other real estate and repossessed assets	60	557
Net cash used in investing activities	(12,974)	(23,054)
Cash flows from financing activities:
Net decrease in demand deposits	(9,653)	(9,006)
Net decrease in interest-bearing transaction accounts	(56,680)	(106,419)
Net increase in time deposits	23,363	91,358
Net decrease in federal funds purchased and securities sold under agreements to repurchase	—	(72)
Repayment of FHLB advances and other borrowings	(8,000)	(5,500)
FHLB advances	10,000	500
Purchase of treasury stock	(414)	—
Cash dividends paid - common stock	(1,197)	(1,150)
Net cash used in financing activities	(42,581)	(30,289)
Net decrease in cash and cash equivalents	(49,952)	(49,947)
Cash and cash equivalents, beginning of period	93,450	83,720
Cash and cash equivalents, end of period	$43,498	$33,773
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Three Months Ended March 31,
(In thousands)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,104	$6,285
Income taxes	$—	$—
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
The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with United States (U.S.) generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s held for investment loan portfolio at March 31, 2024 and December 31, 2023 were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Commercial, financial, and agricultural	$218,018	$226,275
Real estate construction − residential	47,088	58,347
Real estate construction − commercial	52,781	130,296
Real estate mortgage − residential	375,118	372,391
Real estate mortgage − commercial	807,703	731,024
Installment and other consumer	18,145	20,814
Total loans held for investment	$1,518,853	$1,539,147
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. Accrued interest on loans totaled $7.7 million and $7.2 million at March 31, 2024 and December 31, 2023, respectively, and is included in the accrued interest receivable on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At March 31, 2024, loans of $696.8 million were pledged to the Federal Home Loan Bank ("FHLB") as collateral for borrowings and letters of credit.
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
For loans evaluated for credit losses on a collective basis, average historical loss rates are calculated for each pool using relevant peer historical net charge-offs (combined charge-offs and recoveries by observable historical reporting period) and the Company's outstanding loan balances during a lookback period. The Company chose to use relevant peer loan loss data due to statistical relevance concerns, low observation counts, historical data limitations, and the inability to secure through the cycle loan-level data. Lookback periods can be different based on the individual pool and represent management’s credit expectations for the pool of loans over the remaining contractual life. The calculated average net charge-off rate is then adjusted for current conditions and reasonable and supportable forecasts. These adjustments increase or decrease the average historical loss rate to reflect expectations of future losses given a single path economic forecast of a single macroeconomic variable, which is the civilian unemployment rate. The adjustments are based on results from various regression models projecting the impact of the selected macroeconomic variable to loss rates. The forecast is used for a reasonable and supportable period before reverting back to historical averages using a straight-line method. The forecast adjusted loss rate is applied to the loans over the remaining contractual lives, adjusted for expected prepayments. The contractual term excludes expected extensions, renewals and modifications. Credit cards and certain similar consumer lines of credit do not have stated maturities and therefore, for these loan classes, remaining contractual lives are determined by estimating future cash flows expected to be received from customers until payments have been fully allocated to outstanding balances. Agriculture loans also use the remaining life methodology for estimating life of loan losses. Additionally, the allowance for credit losses considers qualitative or environmental factors, such as: lending policies and procedures; economic conditions; the nature, volume and terms of the portfolio; lending staff and management; past due loans; the loan review system; collateral values; concentrations of credit; and external factors.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following tables illustrate the changes in the allowance for credit losses by portfolio segment:

	Three Months Ended March 31, 2024
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$3,208	$1,043	$3,273	$5,264	$10,537	$232	$187	$23,744
Charge-offs	(30)	—	—	(1)	(23)	(70)	—	(124)
Recoveries	10	—	—	1	—	44	—	55
Provision for (release of) credit losses	186	(371)	(1,976)	(155)	2,343	(34)	7	—
Balance at end of period	$3,374	$672	$1,297	$5,109	$12,857	$172	$194	$23,675
Liability for Unfunded Commitments
Balance at beginning of period	$197	$273	$245	$103	$110	$1	$18	$947
Provision for (release of) credit losses on unfunded commitments	(105)	(159)	57	—	(10)	—	(13)	(230)
Balance at end of period	$92	$114	$302	$103	$100	$1	$5	$717
Allowance for credit losses on loans and liability for unfunded commitments	$3,466	$786	$1,599	$5,212	$12,957	$173	$199	$24,392

	Three Months Ended March 31, 2023
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$2,735	$157	$875	$3,329	$8,000	$326	$166	$15,588
Adoption of ASU 2016-13	(649)	291	2,894	1,890	1,613	(80)	(166)	5,793
Balance at January 1, 2023	2,086	448	3,769	5,219	9,613	246	—	21,381
Charge-offs	(30)	—	—	—	(5)	(58)	—	(93)
Recoveries	9	—	—	2	2	28	—	41
Provision for (release of) credit losses	(144)	183	695	41	(123)	6	(8)	650
Balance at end of period	$1,921	$631	$4,464	$5,262	$9,487	$222	$(8)	$21,979
Liability for Unfunded Commitments
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	104	341	569	107	150	1	—	1,272
Balance at January 1, 2023	104	341	569	107	150	1	—	1,272
Provision for (release of) credit losses on unfunded commitments	20	48	(7)	3	(8)	—	(26)	30
Balance at end of period	$124	$389	$562	$110	$142	$1	$(26)	$1,302
Allowance for credit losses on loans and liability for unfunded commitments	$2,045	$1,020	$5,026	$5,372	$9,629	$223	$(34)	$23,281
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
pieces of collateral. Higher discounts are applied in determining fair value for real estate collateral in industries that are undergoing significant stress, or for properties that are specialized use or have limited marketability.
There have been no significant changes to the types of collateral securing the Company's collateral dependent loans since December 31, 2023.

The amortized cost of collateral-dependent loans by class as of March 31, 2024 and December 31, 2023 was as follows:

	Collateral Type
(in thousands)	Real Estate	Other	Allowance Allocated
March 31, 2024
Commercial, financial, and agricultural	$—	$2,204	$1,861
Real estate construction − residential	456	—	196
Real estate mortgage − residential	45	—	24
Real estate mortgage − commercial	3,962	—	799
Total	$4,463	$2,204	$2,880
December 31, 2023
Commercial, financial, and agricultural	$—	$2,221	$1,300
Real estate construction − residential	432	—	164
Real estate mortgage − residential	46	—	19
Real estate mortgage − commercial	2,369	—	—
Total	$2,847	$2,221	$1,483
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
•Special Mention - loans that have negative financial trends, or other weaknesses that if left uncorrected, could threaten its capacity to meet its debt obligations. This is a transitional grade that is closely monitored by management for improvement or deterioration.
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
In the following tables, consumer loans are generally assigned a risk grade similar to the classifications described above; however, upon reaching 90 days and 120 days past due, they are generally downgraded to non-accrual status, unless the loans are in the process of collection, in accordance with the Federal Financial Institutions Examination Counsel's Retail Credit Classification Policy.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table presents the recorded investment by risk categories at March 31, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
March 31, 2024
Commercial, Financial, & Agricultural
Pass	$8,146	$32,236	$40,709	$30,728	$30,311	$6,766	$54,733	$—	$203,629
Watch	322	155	2,440	28	344	280	2,629	—	6,198
Substandard	—	1,463	3,675	1	15	43	571	—	5,768
Non-accrual loans	3	262	89	322	—	1	1,746	—	2,423
Total	$8,471	$34,116	$46,913	$31,079	$30,670	$7,090	$59,679	$—	$218,018
Gross YTD charge-offs	—	—	—	—	2	28	—	—	30
Real Estate Construction - Residential
Pass	$2,327	$38,291	$5,210	$630	$173	$—	$—	$—	$46,631
Non-accrual loans	—	457	—	—	—	—	—	—	457
Total	$2,327	$38,748	$5,210	$630	$173	$—	$—	$—	$47,088
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$8,553	$23,754	$11,057	$5,093	$1,025	$746	$1,861	$—	$52,089
Watch	—	509	16	—	—	—	103	—	628
Non-accrual loans	—	—	—	—	—	64	—	—	64
Total	$8,553	$24,263	$11,073	$5,093	$1,025	$810	$1,964	$—	$52,781
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$8,197	$55,036	$124,785	$60,775	$46,615	$28,849	$45,768	$392	$370,417
Watch	1,454	280	247	406	501	1,077	31	—	3,996
Substandard	—	16	—	—	—	164	—	—	180
Non-accrual loans	—	—	22	91	57	235	120	—	525
Total	$9,651	$55,332	$125,054	$61,272	$47,173	$30,325	$45,919	$392	$375,118
Gross YTD charge-offs	—	—	—	—	—	1	—	—	1
Real Estate Mortgage - Commercial
Pass	$6,390	$127,095	$241,478	$219,924	$82,076	$65,824	$17,445	$51	$760,283
Watch	2,355	4,705	4,984	2,554	—	440	76	—	15,114
Special Mention	12,312	—	5,876	7,947	—	—	—	—	26,135
Substandard	—	710	213	428	48	282	—	—	1,681
Non-accrual loans	—	1,181	—	2,922	211	176	—	—	4,490
Total	$21,057	$133,691	$252,551	$233,775	$82,335	$66,722	$17,521	$51	$807,703
Gross YTD charge-offs	—	—	—	—	—	23	—	—	23
Installment and other Consumer
Pass	$1,078	$5,802	$5,654	$2,299	$1,055	$2,173	$80	$—	$18,141
Non-accrual loans	—	—	—	4	—	—	—	—	4
Total	$1,078	$5,802	$5,654	$2,303	$1,055	$2,173	$80	$—	$18,145
Gross YTD charge-offs	—	3	5	—	—	62	—	—	70
Total Portfolio
Pass	$34,691	$282,214	$428,893	$319,449	$161,255	$104,358	$119,887	$443	$1,451,190
Watch	4,131	5,649	7,687	2,988	845	1,797	2,839	—	25,936
Special Mention	12,312	—	5,876	7,947	—	—	—	—	26,135
Substandard	—	2,189	3,888	429	63	489	571	—	7,629
Non-accrual loans	3	1,900	111	3,339	268	476	1,866	—	7,963
Total	$51,137	$291,952	$446,455	$334,152	$162,431	$107,120	$125,163	$443	$1,518,853
Total Gross YTD charge-offs	$—	$3	$5	$—	$2	$114	$—	$—	$124

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table presents the recorded investment by risk categories at December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
December 31, 2023
Commercial, Financial, & Agricultural
Pass	$40,103	$43,082	$32,812	$30,965	$4,774	$5,022	$55,379	$213	$212,350
Watch	1	2,505	32	586	3	282	2,502	—	5,911
Substandard	371	3,758	19	16	—	—	323	1,299	5,786
Non-accrual loans	159	96	317	—	7	—	1,649	—	2,228
Total	$40,634	$49,441	$33,180	$31,567	$4,784	$5,304	$59,853	$1,512	$226,275
Gross YTD charge-offs	—	1	—	—	—	160	—	—	161
Real Estate Construction - Residential
Pass	$39,847	$17,259	$634	$175	$—	$—	$—	$—	$57,915
Non-accrual loans	432	—	—	—	—	—	—	—	432
Total	$40,279	$17,259	$634	$175	$—	$—	$—	$—	$58,347
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$49,041	$53,058	$24,371	$1,040	$31	$735	$187	$—	$128,463
Watch	934	17	—	—	—	—	103	—	1,054
Substandard	710	—	—	—	—	—	—	—	710
Non-accrual loans	—	—	—	—	—	69	—	—	69
Total	$50,685	$53,075	$24,371	$1,040	$31	$804	$290	$—	$130,296
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$65,472	$121,430	$62,998	$47,884	$7,242	$19,193	$44,574	$202	$368,995
Watch	179	251	411	293	71	1,310	23	—	2,538
Substandard	16	—	—	129	—	126	—	—	271
Non-accrual loans	—	23	93	135	—	246	90	—	587
Total	$65,667	$121,704	$63,502	$48,441	$7,313	$20,875	$44,687	$202	$372,391
Gross YTD charge-offs	—	—	—	75	—	—	13	—	88
Real Estate Mortgage - Commercial
Pass	$99,081	$208,699	$204,789	$84,363	$27,085	$39,941	$16,059	$659	$680,676
Watch	15,759	10,978	2,737	91	345	897	70	—	30,877
Substandard	—	215	15,944	—	45	289	—	—	16,493
Non-accrual loans	1,817	54	712	212	83	—	100	—	2,978
Total	$116,657	$219,946	$224,182	$84,666	$27,558	$41,127	$16,229	$659	$731,024
Gross YTD charge-offs	—	—	—	—	—	32	—	—	32
Installment and other Consumer
Pass	$7,430	$6,497	$2,720	$1,287	$987	$1,803	$90	$—	$20,814
Total	$7,430	$6,497	$2,720	$1,287	$987	$1,803	$90	$—	$20,814
Gross YTD charge-offs	84	23	7	—	—	232	1	—	347
Total Portfolio
Pass	$300,974	$450,025	$328,324	$165,714	$40,119	$66,694	$116,289	$1,074	$1,469,213
Watch	16,873	13,751	3,180	970	419	2,489	2,698	—	40,380
Substandard	1,097	3,973	15,963	145	45	415	323	1,299	23,260
Non-accrual loans	2,408	173	1,122	347	90	315	1,839	—	6,294
Total	$321,352	$467,922	$348,589	$167,176	$40,673	$69,913	$121,149	$2,373	$1,539,147
Total Gross YTD charge-offs	$84	$24	$7	$75	$—	$424	$14	$—	$628

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
The following tables present the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2024 and December 31, 2023:

(in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual	90 Days Past Due And Still Accruing	Total Non-performing Loans
March 31, 2024
Commercial, Financial, and Agricultural	$—	$2,423	$2,423	$—	$2,423
Real estate construction − residential	—	456	456	—	456
Real estate construction − commercial	—	64	64	—	64
Real estate mortgage − residential	—	525	525	573	1,098
Real estate mortgage − commercial	212	4,279	4,491	—	4,491
Installment and Other Consumer	—	4	4	13	17
Total	$212	$7,751	$7,963	$586	$8,549
December 31, 2023
Commercial, Financial, and Agricultural	$—	$2,228	$2,228	$—	$2,228
Real estate construction − residential	—	432	432	—	432
Real estate construction − commercial	—	69	69	—	69
Real estate mortgage − residential	—	587	587	115	702
Real estate mortgage − commercial	2,368	610	2,978	—	2,978
Installment and Other Consumer	—	—	—	4	4
Total	$2,368	$3,926	$6,294	$119	$6,413
No material amount of interest income was recognized on non-accrual loans during the three months ended March 31, 2024.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2024 and December 31, 2023.

(in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
March 31, 2024
Commercial, Financial, and Agricultural	$214,547	$1,048	$—	$2,423	$218,018
Real estate construction − residential	46,426	206	—	456	47,088
Real estate construction − commercial	52,717	—	—	64	52,781
Real estate mortgage − residential	372,649	1,371	573	525	375,118
Real estate mortgage − commercial	802,455	757	—	4,491	807,703
Installment and Other Consumer	17,988	140	13	4	18,145
Total	$1,506,782	$3,522	$586	$7,963	$1,518,853

December 31, 2023
Commercial, Financial, and Agricultural	$223,845	$202	$—	$2,228	$226,275
Real estate construction − residential	57,568	347	—	432	58,347
Real estate construction − commercial	130,227	—	—	69	130,296
Real estate mortgage − residential	368,956	2,733	115	587	372,391
Real estate mortgage − commercial	728,029	17	—	2,978	731,024
Installment and Other Consumer	20,607	203	4	—	20,814
Total	$1,529,232	$3,502	$119	$6,294	$1,539,147
Loan Modifications for Borrowers Experiencing Financial Difficulty
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

For the each of the three months ended March 31, 2024 and 2023, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. These loans are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. At March 31, 2024, the carrying amount of these loans was $2.9 million compared to $3.9 million at December 31, 2023.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans

	March 31,	December 31,
(in thousands)	2024	2023
Commercial	$219	$—
Real estate construction - commercial	7,668	7,668
Real estate mortgage - residential	—	20
Repossessed assets	—	6
Total	$7,887	$7,694
Less valuation allowance for other real estate owned	(5,950)	(5,950)
Total other real estate owned and repossessed assets	$1,937	$1,744
Changes in the net carrying amount of other real estate owned and repossessed assets were as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$7,694	$11,459
Additions net of (charge-offs)	219	—
Proceeds from sales	(60)	(557)
Net gain on sales	34	9
Total other real estate owned	$7,887	$10,911
Less valuation allowance for other real estate owned	(5,950)	(2,664)
Balance at end of period	$1,937	$8,247
At March 31, 2024 there were $0.02 million in consumer mortgage loans secured by residential real estate properties in the process of foreclosure compared to $0.01 million in consumer mortgage loans at December 31, 2023.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$5,950	$2,664
Provision for valuation allowance for other real estate owned	—	—
Charge-offs	—	—
Balance at end of period	$5,950	$2,664

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2024 and December 31, 2023 were as follows:

		Gross Unrealized
(in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
March 31, 2024
U.S. Treasury	$993	$—	$—	$993
U.S. government and federal agency obligations	410	—	(18)	392
U.S. government-sponsored enterprises	13,035	—	(288)	12,747
Obligations of states and political subdivisions	125,834	29	(21,835)	104,028
Mortgage-backed securities	59,841	57	(6,504)	53,394
Other debt securities (a)	11,825	22	(1,152)	10,695
Bank issued trust preferred securities (a)	1,486	—	(281)	1,205
Total available-for-sale securities	$213,424	$108	$(30,078)	$183,454

December 31, 2023
U.S. Treasury	$1,977	$1	$—	$1,978
U.S. government and federal agency obligations	446	—	(19)	427
U.S. government-sponsored enterprises	22,042	16	(236)	21,822
Obligations of states and political subdivisions	126,396	55	(19,566)	106,885
Mortgage-backed securities	51,736	27	(6,123)	45,640
Other debt securities (a)	11,825	22	(1026)	10,821
Bank issued trust preferred securities (a)	1,486	—	(317)	1,169
Total available-for-sale securities	$215,908	$121	$(27,287)	$188,742
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
Debt securities with carrying values aggregating approximately $91.4 million and $89.2 million at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no proceeds from sales of available-for-sale securities for the three months ended March 31, 2024 and 2023. All gains and losses recognized on equity securities during the three months ended March 31, 2024 and 2023 were unrealized.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2024, by contractual maturity are shown below. Accrued interest on investments totaled $1.2 million and $1.4 million at March 31, 2024 and December 31, 2023, respectively, and is included in the accrued interest receivable on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,055	$3,027
Due after one year through five years	15,997	15,783
Due after five years through ten years	26,528	23,585
Due after ten years	108,003	87,665
Total	$153,583	$130,060
Mortgage-backed securities	59,841	53,394
Total available-for-sale securities	$213,424	$183,454
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent BankersBank ("MIB") stock, that do not have readily determinable fair values, are required for membership in those organizations.

(in thousands)	March 31, 2024	December 31, 2023
FHLB stock	$6,058	$6,071
MIB stock	151	151
Equity securities with readily determinable fair values	78	78
Total other investment securities	$6,287	$6,300

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2024 and December 31, 2023 were as follows:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
March 31, 2024
U.S. government and federal agency obligations	$—	$—	$392	$(18)	$392	$(18)
U.S. government-sponsored enterprises	10,994	(41)	1,753	(247)	12,747	(288)
Obligations of states and political subdivisions	1,407	(177)	101,298	(21,658)	102,705	(21,835)
Mortgage-backed securities	3,846	(66)	38,373	(6,438)	42,219	(6,504)
Other debt securities	—	—	8,673	(1,152)	8,673	(1,152)
Bank issued trust preferred securities	—	—	1,205	(281)	1,205	(281)
Total	$16,247	$(284)	$151,694	$(29,794)	$167,941	$(30,078)

(in thousands)
December 31, 2023
U.S. Treasury	$997	$—	$—	$—	$997	$—
U.S. government and federal agency obligations	—	—	427	(19)	427	(19)
U.S. government-sponsored enterprises	11,995	(8)	1,772	(228)	13,767	(236)
Obligations of states and political subdivisions	1,501	(158)	103,283	(19,408)	104,784	(19,566)
Mortgage-backed securities	2,935	(40)	39,793	(6,083)	42,728	(6,123)
Other debt securities	—	—	8,799	(1,026)	8,799	(1,026)
Bank issued trust preferred securities	—	—	1,169	(317)	1,169	(317)
Total	$17,428	$(206)	$155,243	$(27,081)	$172,671	$(27,287)
The total available-for-sale portfolio consisted of approximately 385 securities at March 31, 2024. The portfolio included 370 securities having an aggregate fair value of $167.9 million that were in a loss position at March 31, 2024. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $151.7 million at fair value at March 31, 2024. The $30.1 million aggregate unrealized loss included in accumulated other comprehensive loss at March 31, 2024 was caused by interest rate changes.
The total available-for-sale portfolio consisted of approximately 385 securities at December 31, 2023. The portfolio included 370 securities having an aggregate fair value of $172.7 million that were in a loss position at December 31, 2023. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $155.2 million at fair value at December 31, 2023. The $27.3 million aggregate unrealized loss included in accumulated other comprehensive loss at December 31, 2023 was caused by interest rate fluctuations.
The decline in fair value is attributable to changes in interest rates and not credit quality. In the absence of changes in credit quality of these investments, the fair value is expected to recover on all debt securities as they approach their maturity date or re-pricing date, or if market yields for such investments decline. In addition, the Company does not have the intent to sell these investments over the period of recovery, and it is not more likely than not that the Company will be required to sell such investment securities.
(5) Intangible Assets
Mortgage Servicing Rights
On January 31, 2024 the Company sold the mortgage servicing rights portfolio and all serviced loans transferred to the new servicer on April 30, 2024. At March 31, 2024, the balance of the servicing portfolio for loans sold to the secondary market was approximately $215.2 million compared to $220.7 million at December 31, 2023, and $235.2 million at March 31, 2023. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $0.1 million for the three months ended March 31, 2024 compared to $0.2 million for the three months ended March 31, 2023.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2024	2023
Balance at beginning of period	$1,738	$2,899
Originated mortgage servicing rights	—	6
Sale proceeds	(1,552)	—
Changes in fair value:
Due to changes in model inputs and assumptions (1)	—	93
Other changes in fair value (2)	(59)	(64)
Total changes in fair value	(59)	29
Balance at end of period	$127	$2,934

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
Total changes in fair value are reported in real estate servicing fees, net, reported in non-interest income in the Company's consolidated statements of income. In the fourth quarter of 2023, the Company recognized a $1.1 million mortgage MSR valuation write-down upon accepting a letter of intent to sell the Company's servicing portfolio which closed during the first quarter of 2024. Prior to the fourth quarter of 2023, valuation assumptions were reviewed with a third party specialist. The following key data and assumptions were used in estimating the fair value of the Company’s MSRs as of March 31, 2023:

	Three Months Ended March 31,
	2024	2023
Weighted average constant prepayment rate	6.51%	6.51%
Weighted average note rate	3.49%	3.44%
Weighted average discount rate	11.00%	11.00%
Weighted average expected life (in years)	7.14	7.18
(6) Deposits
The table below represents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 and brokered deposits for the periods indicated.

(aggregate amounts in thousands)	March 31, 2024	December 31, 2023
Time deposits with balances > $250,000	$100,306	$108,147
Brokered deposits	$30,251	$161

(7) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of March 31, 2024, operating right of use (ROU) assets and liabilities were $1.1 million and $1.2 million, respectively. As of March 31, 2024, the weighted-average remaining lease term on these operating leases is approximately 4.9 years and the weighted-average discount rate used to measure the lease liabilities is approximately 4.0%.
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
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was consistent at $0.1 million for each of the three months ended March 31, 2024 and 2023.
Lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments such as rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $0.02 million for the three months ended March 31, 2024, compared to $0.03 million for the three months ended March 31, 2023.
The table below summarizes the maturity of remaining operating lease liabilities:

Lease payments due in:	Operating Lease
(in thousands)
2024 (excluding 3 months ended March 31, 2024)	$191
2025	257
2026	259
2027	262
2028	265
Thereafter	44
Total lease payments	$1,278
Less imputed interest	(115)
Total lease liabilities, as reported	$1,163
(8) Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements was 17.8% for both the three months ended March 31, 2024 and 2023. The effective tax rate for each of the three months ended March 31, 2024 and 2023, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Included in the effective tax rate is a $0.01 million benefit associated with a historic tax credit investment for each of the three months ended March 31, 2024 and 2023. The investment is expected to generate a $0.3 million tax benefit over the life of the project and is being recognized under the deferral method of accounting.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of March 31, 2024. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.
The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three months ended March 31, 2024 and 2023, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(9) Stockholders’ Equity and Accumulated Other Comprehensive (Loss) Income
Accumulated Other Comprehensive (Loss) Income
The following table summarizes the change in the components of the Company’s accumulated other comprehensive (loss) income for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31, 2024
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(21,461)	$7,699	$(13,762)
Other comprehensive loss, before reclassifications	(2,804)	(159)	(2,963)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Current period other comprehensive loss, before tax	(2,804)	(159)	(2,963)
Income tax benefit	589	33	622
Current period other comprehensive loss, net of tax	(2,215)	(126)	(2,341)
Balance at end of period	$(23,676)	$7,573	$(16,103)

	Three Months Ended March 31, 2023
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive (Loss) Income
Balance at beginning of period	$(36,657)	$4,943	$(31,714)
Other comprehensive income (loss), before reclassifications	5,713	(142)	5,571
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—
Current period other comprehensive income (loss), before tax	5,713	(142)	5,571
Income tax (expense) benefit	(1,200)	30	(1,170)
Current period other comprehensive income (loss), net of tax	4,513	(112)	4,401
Balance at end of period	$(32,144)	$4,831	$(27,313)

(1)The pre-tax amounts reclassified from accumulated other comprehensive (loss) income are included in investment securities gains (losses), net in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive (loss) income are included in the computation of net periodic pension cost.

(10) Share-Based Compensation
Equity-Based Compensation Plan
At the 2023 Annual Meeting of Shareholders, held on June 6, 2023, the Company's shareholders approved the Hawthorn Bancshares, Inc. Equity Incentive Plan (the Equity Plan), which was previously approved by the Company's Board of Directors. The purpose of the Equity Plan is to allow eligible participants of the Company and its subsidiaries to acquire or increase a proprietary and vested interest in the growth and performance of the Company. The Equity Plan is also designed to assist the Company in attracting and retaining selected service providers by providing them with the opportunity to participate in the success and profitability of the Company. The terms of the Equity Plan provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, other equity-based awards and cash awards. Subject to certain adjustments, the maximum number of shares of the Company's common stock that may be delivered pursuant to awards under the Equity Plan is 203,000 shares. Eligible participants under the Equity Plan include all employees, non-employee directors and consultants of the Company or its subsidiaries. The Equity Plan is currently administered by the Compensation Committee of the Board of Directors.
The Compensation Committee has adopted a form of restricted stock unit award agreement (service-based vesting). The Company issues restricted share units (RSUs) to provide additional incentives to key officers, employees, and non-employee directors. Awards are granted as determined by the Compensation Committee. The service-based RSUs typically

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
vest in equal amounts over three years. The service-based RSUs vest, and shares of common stock are issued, in equal installments on the first, second, and third anniversaries of the date of grant.
The following table summarizes the status of the Company's RSUs for the three months ended March 31, 2024:

	RSUs
(in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at January 1, 2024	18,277	$20.63
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2024	18,277	$20.63
The fair value of the RSUs units is determined using the Company’s stock price on the date of grant. Total share-based compensation expense recognized for the three months ended March 31, 2024 for these RSUs was $0.03 million. No share-based compensation expense was recognized for the three months ended March 31, 2023. Forfeitures will be recognized as they occur.
At March 31, 2024 there was $0.3 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.4 years.

(11) Employee Benefit Plans
Employee Benefits
Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended March 31,
(in thousands)	2024	2023
Payroll taxes	$443	$467
Medical plans	429	468
401(k) match and profit sharing	325	290
Periodic pension cost	283	283
Other	1	11
Total employee benefits	$1,481	$1,519
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
The accrued liability relating to the SERP was $1.8 million as of March 31, 2024, and the expense for the three months ended March 31, 2024 was $0.02 million compared to $0.01 million for the three months ended March 31, 2023, and is recognized over the required service period.

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
Components of Net Pension Cost (Income) and Other Amounts Recognized in Accumulated Other Comprehensive Loss
The following items are components of net pension cost (income) for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2024	2023
Service cost - benefits earned during the year	$256	$254
Interest costs on projected benefit obligations (a)	372	365
Expected return on plan assets (a)	(590)	(545)
Expected administrative expenses	27	29
Amortization of unrecognized net gain (a)	(159)	(142)
Net periodic pension income	$(94)	$(39)

(a)The components of net periodic pension cost (income) other than the service cost and expected administrative expenses are included in other non-interest income.
Net periodic pension benefit costs (income) include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial (gains) losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive loss. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active participants in the pension plan. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits. Currently, there is no prior service cost or net transition (asset)/obligation to be amortized.
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
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2024	2023
Basic and Diluted Earnings Per Share:
Net income available to shareholders	$4,456	$3,271
Basic weighted-average shares outstanding	7,032,171	7,039,323
Effect of dilutive equity-based awards	—	—
Diluted weighted-average shares outstanding	7,032,171	7,039,323
Basic earnings per share	$0.63	$0.47
Diluted earnings per share	$0.63	$0.47
The dilutive effect of restricted share units is reflected in diluted earnings per share unless the impact is anti-dilutive, by application of the treasury stock method.
Repurchase Program
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased by the Company from time to time, as well as the timing of any such purchases. The Company repurchased 20,995 common shares under the repurchase plan during the first quarter at an average cost of $19.73 per share totaling $0.4 million. As of March 31, 2024, $4.6 million remained available for share repurchases pursuant to the plan.
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
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Recurring Basis

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
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
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock and MIB stock, that do not have readily determinable fair values, are required for membership in those organizations. Equity securities that are not actively traded are classified in Level 2.
Equity securities with readily determinable fair values are recorded at fair value, with changes in fair value reflected in earnings. Equity securities that do not have readily determinable fair values are carried at cost and are periodically assessed for impairment. The Company uses Level 1 inputs to value equity securities that are traded in active markets.
Loans Held for Sale
The fair value of the commitment in forward sale agreements loans is the price at which they could be sold in the principal market at the measurement date, therefore the Company classifies as Level 2.
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
Mortgage Servicing Rights (MSRs)
The Company sold its servicing portfolio on January 31, 2024. In prior periods the fair value of MSRs is based on the discounted value of estimated future cash flows utilizing contractual cash flows, servicing rate, constant prepayment rate, servicing cost, and discount rate factors. Accordingly, the fair value is estimated based on a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including late fees. The valuation models estimate the present value of estimated future net servicing income. The Company classifies its MSRs as Level 3.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Assets:
U.S. Treasury	$993	$993	$—	$—
U.S. government and federal agency obligations	392	—	392	—
U.S. government-sponsored enterprises	12,747	—	12,747	—
Obligations of states and political subdivisions	104,028	—	104,028	—
Mortgage-backed securities	53,394	—	53,394	—
Other debt securities	10,695	—	10,695	—
Bank-issued trust preferred securities	1,205	—	1,205	—
Equity securities	78	78	—	—
Interest rate lock commitments	43	—	—	43
Forward sale commitments	10	—	10	—
Loans held for sale	2,909	—	2,909	—
Mortgage servicing rights	127	—	—	127
Total	$186,621	$1,071	$185,380	$170
Liabilities:
Interest rate lock commitments	$7	$—	$—	$7
Forward sale commitments	9	—	9	—
Total	$16	$—	$9	$7

December 31, 2023
Assets:
U.S. Treasury	$1,978	$1,978	$—	$—
U.S. government and federal agency obligations	427	—	427	—
U.S. government-sponsored enterprises	21,822	—	21,822	—
Obligations of states and political subdivisions	106,885	—	106,885	—
Mortgage-backed securities	45,640	—	45,640	—
Other debt securities	10,821	—	10,821	—
Bank-issued trust preferred securities	1,169	—	1,169	—
Equity securities	78	78	—	—
Interest rate lock commitments	43	—	—	43
Loans held for sale	3,884	—	3,884	—
Mortgage servicing rights	1,738	—	—	1,738
Total	$194,485	$2,056	$190,648	$1,781
Liabilities:
Interest rate lock commitments	$2	$—	$—	$2
Forward sale commitments	41	—	41	—
Total	$43	$—	$41	$2

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Three Months Ended March 31,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,738	$2,899	$41	$2
Total gains or (losses) (realized/unrealized):
Included in earnings	(59)	29	(9)	106
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	(1,552)	—	(41)	(128)
Issues	—	6	45	127
Balance at end of period	$127	$2,934	$36	$107
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral Dependent Impaired Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff trained to perform in-house evaluations and also to review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of March 31, 2024, the Company identified $6.7 million in collateral-dependent loans that required a $2.9 million specific allowance for credit losses. Related to these loans, there was $0.03 million in charge-offs recorded during the three months ended March 31, 2024. As of March 31, 2023, the Company identified $18.4 million in collateral-dependent loans that required a $0.1 million specific allowance for credit losses. Related to these loans, there was $0.01 million in charge-offs recorded during the three months ended March 31, 2023.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, Total Gains (Losses)*
March 31, 2024
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$343	—	—	$343	$—
Real estate construction − residential	260	—	—	260	—
Real estate mortgage - residential	21	—	—	21	—
Real estate mortgage - commercial	3,163	—	—	3,163	(23)
Total	$3,787	$—	$—	$3,787	$(23)
Other real estate and repossessed assets	$1,937	$—	$—	$1,937	$34

March 31, 2023
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$50	$—	$—	$50	$—
Real estate mortgage - residential	86	—	—	86	—
Real estate mortgage - commercial	18,228	—	—	18,228	(5)
Total	$18,364	$—	$—	$18,364	$(5)
Other real estate and repossessed assets	$8,247	$—	$—	$8,247	$9

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
Certificates of Deposit in Other Banks
Certificates of deposit are other investments made by the Company with other financial institutions that are carried at cost; which is equal to fair value.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Cash Surrender Value - Life Insurance
The fair value of Bank-owned life insurance approximates the carrying amount. Upon liquidation of these investments, the Company would receive the cash surrender value; which equals the carrying amount.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2024 and December 31, 2023 is as follows:

			March 31, 2024
			Fair Value Measurements
	March 31, 2024		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$15,273	$15,273	$15,273	$—	$—
Federal funds sold and overnight interest-bearing deposits	28,225	28,225	28,225	—	—
Available-for-sale securities	183,454	183,454	993	182,461	—
Other investment securities	6,287	6,287	78	6,209	—
Loans, net	1,495,178	1,368,400	—	—	1,368,400
Loans held for sale	2,909	2,909	—	2,909	—
Cash surrender value - life insurance	37,760	37,760	—	37,760	—
Interest rate lock commitments	43	43	—	—	43
Forward sale commitments	10	10	—	10	—
Accrued interest receivable	9,017	9,017	9,017	—	—
Liabilities:
Deposits:
Non-interest bearing demand	$392,588	$392,588	$392,588	$—	$—
Savings, interest checking and money market	789,772	789,772	789,772	—	—
Time deposits	345,514	343,509	—	—	343,509
FHLB advances and other borrowings	109,000	109,001	—	109,001	—
Subordinated notes	49,486	40,117	—	40,117	—
Interest rate lock commitments	7	7	—	—	7
Forward sale commitments	9	9	—	9	—
Accrued interest payable	1,971	1,971	1,971	—	—

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

			December 31, 2023
			Fair Value Measurements
	December 31, 2023		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$15,675	$15,675	$15,675	$—	$—
Federal funds sold and overnight interest-bearing deposits	77,775	77,775	77,775	—	—
Available-for-sale securities	188,742	188,742	1,978	186,764	—
Other investment securities	6,300	6,300	78	6,222	—
Loans, net	1,515,403	1,364,533	—	—	1,364,533
Loans held for sale	3,884	3,884	—	3,884	—
Cash surrender value - life insurance	2,624	2,624	—	2,624	—
Interest rate lock commitments	43	43	—	—	43
Accrued interest receivable	8,661	8,661	8,661	—	—
Liabilities:
Deposits:
Non-interest bearing demand	$402,241	$402,241	$402,241	$—	$—
Savings, interest checking and money market	846,452	846,452	846,452	—	—
Time deposits	322,151	319,929	—	—	319,929
FHLB advances and other borrowings	107,000	107,245	—	107,245	—
Subordinated notes	49,486	38,939	—	38,939	—
Interest rate lock commitments	2	2	—	—	2
Forward sale commitments	41	41	—	41	—
Accrued interest payable	1,772	1,772	1,772	—	—
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
The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At March 31, 2024, the allowance for credit losses for unfunded commitments was $0.7 million.
The contractual amounts of off-balance-sheet financial instruments were as follows as of the dates indicated:

(in thousands)	March 31, 2024	December 31, 2023
Commitments to extend credit	$283,105	$286,939
Interest rate lock commitments	13,066	3,694
Forward sale commitments	2,866	3,779
Standby letters of credit	36,646	111,631
Total	$335,683	$406,043
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit range from one month to five years at March 31, 2024.
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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the "Company," "we," "our," or "us"), including, without limitation:
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
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•competitive pressures among financial services companies may increase significantly,
•changes in the interest rate environment may reduce interest margins,
•general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of our loans and other assets,
•increases in non-performing assets in the Company’s loan portfolios and adverse economic conditions may necessitate increases to our provisions for credit losses,
•costs or difficulties related to any integration of any business of the Company and its acquisition targets may be greater than expected,
•legislative, regulatory or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged,
•credit and market risks relating to increasing inflation,
•economic or other disruptions caused by acts of terrorism, war or other conflicts, including the Russia-Ukraine conflict, and the Israel-Hamas conflict, natural disasters, such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics, climate changes or other catastrophic events,
•changes may occur in the securities markets,
•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses, and
•technological changes, including potential cyber-security incidents and other disruptions, or innovations to the financial services industry, including as a result of the increased telework environment.

We have described additional factors that could cause actual results to be materially different from those described in the forward-looking statements under the caption Risk Factors in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"), and in other reports filed by us with the Securities and Exchange Commission ("SEC") from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time.

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the Bank), the Company, with $1.8 billion in assets at March 31, 2024, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services and a comprehensive suite of cash management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.
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
The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. The operations of the Bank are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of the Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of shareholders. The Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies and estimates require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The Company has identified certain accounting policies as "critical accounting policies and estimates," consisting of those related to the allowance for credit losses, as described in the section captioned "Critical Accounting Policies and Estimates" incorporated by reference in Item 7, Management's Discussion and Analysis of Financial Condition and results of Operations included in the 2023 Form 10-K. There have been no changes in the Company's application of critical accounting policies and estimates since December 31, 2023.

Executive Summary
The Company has prepared all of the consolidated financial information in this report in accordance with United States (U.S.) generally accepted accounting principles ("U.S. GAAP") and the rules of the SEC. In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

	The Three Months Ended
(In thousands, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Net interest income	$14,748	$15,844	$13,948
(Release of) provision for credit losses on loans & unfunded commitments	(230)	1,550	680
Non-interest income	3,019	2,152	3,182
Investment securities gains (losses), net	—	(11,565)	8
Non-interest expense	12,575	14,587	12,478
Income (loss) before income taxes	5,422	(9,706)	3,980
Income tax expense (benefit)	966	(2,263)	709
Net income (loss)	$4,456	$(7,443)	$3,271
Basic earnings (loss) per share	$0.63	$(1.05)	$0.47
Diluted earnings (loss) per share	$0.63	$(1.05)	$0.47
Efficiency ratio (1)	70.78%	81.06%	72.84%
Net interest margin	3.39%	3.48%	3.16%
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.

	As of and for the Three Months Ended
(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023	March 31, 2023
Key financial ratios
Book value per share	$19.43	$19.33	$18.23
Market price per share	$20.43	$25.37	$22.27
Cash dividends paid on common stock	$1,197	$1,197	$1,150
Return on total assets	0.97%	(1.57)%	0.70%
Return on stockholders' equity	13.12%	(24.54)%	10.14%
Average stockholders' equity to total assets	7.41%	6.38%	6.87%

Capital Ratios
Stockholders' equity to assets	7.45%	7.26%	6.77%
Total risk-based capital ratio	13.92%	13.99%	13.81%
Tier 1 risk-based capital ratio	12.51%	12.59%	12.47%
Common equity Tier 1 capital	9.68%	9.73%	9.77%
Tier 1 leverage ratio (1)	10.71%	10.29%	10.43%

Asset Quality
Net loan charge-offs	$69	$268	$52
Non-performing loans	$8,549	$6,413	$19,599
Classified assets	$17,529	$31,298	$30,338
Non-performing loans to total loans	0.56%	0.42%	1.27%
Non-performing assets to total assets	0.57%	0.43%	1.47%
Allowance for credit losses to total loans	1.56%	1.54%	1.43%
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets

Results of Operations Highlights:
Consolidated net income of $4.5 million, or $0.63 per diluted share, for the three months ended March 31, 2024 increased $1.2 million, or 36.2%, compared to $3.3 million, or $0.47 per diluted share, for the three months ended March 31, 2023. The results reflect the Company's focus to improve profitability from core businesses while managing expenses. For the three months ended March 31, 2024, the return on average assets was 0.97%, the return on average stockholders’ equity was 13.12%, and the efficiency ratio was 70.8%.
Net interest income of $14.7 million for the three months ended March 31, 2024 increased $0.8 million compared to $13.9 million for the three months ended March 31, 2023. Net interest margin, on a fully taxable equivalent basis ("FTE"), was 3.39% for the three months ended March 31, 2024, an increase from 3.16% for the three months ended March 31, 2023. The change to net interest margin on a fully taxable equivalent basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections below.
Non-interest income of $3.0 million for the three months ended March 31, 2024 decreased $0.2 million, or 5.1%, compared to $3.2 million for the three months ended March 31, 2023. The decrease is primarily due to the sale of the mortgage servicing portfolio resulting in a decrease in real estate servicing fees and the gains on sales of real estate mortgages. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Non-interest expense for the three months ended March 31, 2024 was $12.6 million, an increase of $0.1 million, or 0.8%, from the three months ended March 31, 2023. The Company continues to establish a unified company culture and improving operational efficiencies. The Company began investing in new technologies and utilizing consulting and professional services to accomplish these goals. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents decreased $50.0 million, or 53.5%, to $43.5 million as of March 31, 2024 compared to December 31, 2023 and increased $9.7 million, or 28.8%, from March 31, 2023. The Company elected to reposition its balance sheet during the fourth quarter of 2023 by selling $83.7 million in book value of investment securities, with an average yield of 1.57%, for an after-tax realized loss of $9.1 million. Proceeds from the sale of investments were reinvested into the securities portfolio and bank-owned life insurance during the first quarter of 2024. See the Liquidity Management section for further discussion.
Loans – Loans held for investment decreased $20.3 million, or 1.3%, to $1.5 billion as of March 31, 2024 as compared to December 31, 2023 and decreased $23.2 million, or 1.5%, from March 31, 2023.
Asset quality – Non-performing loans totaled $8.5 million at March 31, 2024, an increase from $6.4 million at December 31, 2023, and a decrease of $11.1 million from $19.6 million at March 31, 2023. The decrease in non-performing loans in the current quarter compared to the prior year quarter is primarily due to three large non-accrual loan relationships returning to accruing status. The allowance for credit losses to total loans was 1.56% at March 31, 2024, compared to 1.54% at December 31, 2023 and 1.43% at March 31, 2023. These changes are discussed in greater detail under the Lending and Credit Management section below.
Deposits – Total deposits at March 31, 2024 were $1.5 billion, a decrease of $43.0 million, or 2.7%, from December 31, 2023, and a decrease of $80.1 million, or 5.0%, from March 31, 2023. The decrease in deposits at March 31, 2024 as compared to December 31, 2023 and March 31, 2023 was primarily a result of the Company's strategy to reduce exposure to public funds. Also, the Company elected to discontinue the repurchase agreement product during 2023 and began migrating accounts to reciprocal deposit products within the Company's deposit mix.
Federal Home Loan Bank ("FHLB") advances and other borrowings – Total FHLB advances and other borrowings increased $2.0 million, or 1.9%, to $109.0 million as of March 31, 2024 compared to $107.0 million as of December 31, 2023, and increased $16.0 million, or 17.2%, compared to $93.0 million as of March 31, 2023.
Capital – The Company maintains its “well capitalized” regulatory capital position. At March 31, 2024, capital ratios were as follows: total risk-based capital to risk-weighted assets 13.92%; tier 1 capital to risk-weighted assets 12.51%; tier 1 leverage 10.71%; and common equity to assets 7.45%.

Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest-earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a fully taxable equivalent basis for each of the three month periods ended March 31, 2024 and 2023, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended March 31, 2024
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$220,122	$3,604	6.59%	$232,467	$3,371	5.88%
Real estate construction - residential	57,945	1,124	7.80	36,875	608	6.69
Real estate construction - commercial	96,485	1,468	6.12	147,848	1,862	5.11
Real estate mortgage - residential	372,082	5,244	5.67	361,853	4,509	5.05
Real estate mortgage - commercial	758,104	10,065	5.34	720,102	8,314	4.68
Installment and other consumer	19,907	289	5.84	23,097	227	3.99
Total loans	$1,524,645	$21,794	5.75%	$1,522,242	$18,891	5.03%
Loans held for sale	2,141	31	5.82	2,751	27	3.98
Investment securities:
U.S. Treasury	1,479	19	5.17	3,189	28	3.56
U.S. government and federal agency obligations	18,711	220	4.73	25,056	99	1.60
Obligations of states and political subdivisions	105,623	753	2.87	110,840	897	3.28
Mortgage-backed securities	46,755	309	2.66	103,821	522	2.04
Other debt securities	11,948	176	5.92	12,123	172	5.75
Total investment securities	$184,516	$1,477	3.22%	$255,029	$1,718	2.73%
Other investment securities	6,430	137	8.57	6,291	93	6.00
Federal funds sold	4	—	—	50	—	—
Interest bearing deposits in other financial institutions	56,584	812	5.77	48,304	537	4.51
Total interest earning assets	$1,774,320	$24,251	5.50%	$1,834,667	$21,266	4.70%
All other assets	93,227			87,307
Allowance for credit losses	(23,852)			(15,783)
Total assets	$1,843,695			$1,906,191
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$228,711	$1,025	1.80%	$172,574	$15	0.04%
NOW accounts	207,030	756	1.47	208,582	531	1.03
Interest checking	144,370	1,625	4.53	180,735	1,939	4.35
Money market	234,188	1,224	2.10	307,682	1,369	1.80
Time deposits	336,033	2,835	3.39	310,347	1,698	2.22
Total interest bearing deposits	$1,150,332	$7,465	2.61%	$1,179,920	$5,552	1.91%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	5,236	21	1.63
Federal Home Loan Bank advances and other borrowings	111,088	849	3.07	96,728	540	2.26
Subordinated notes	49,486	990	8.05	49,486	872	7.15
Total borrowings	$160,574	$1,839	4.61%	$151,450	$1,433	3.84%
Total interest bearing liabilities	$1,310,906	$9,304	2.85%	$1,331,370	$6,985	2.13%
Demand deposits	384,572			432,639
Other liabilities	11,582			11,315
Total liabilities	$1,707,060			$1,775,324
Stockholders' equity	136,635			130,867
Total liabilities and stockholders' equity	$1,843,695			$1,906,191
Net interest income (FTE)		$14,947			$14,281
Net interest spread (FTE)			2.65%			2.57%
Net interest margin (FTE)			3.39%			3.16%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2024 and 2023. Such adjustments totaled $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a fully taxable equivalent basis, by major category of interest earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2024 vs. 2023
		Change due to
(in thousands)	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$233	$(185)	$418
Real estate construction - residential	516	393	123
Real estate construction - commercial	(394)	(729)	335
Real estate mortgage - residential	735	130	605
Real estate mortgage - commercial	1,751	455	1,296
Installment and other consumer	62	(35)	97
Loans held for sale	4	(7)	11
Investment securities:
U.S. Treasury	(9)	(19)	10
U.S. government and federal agency obligations	121	(31)	152
Obligations of states and political subdivisions	(144)	(41)	(103)
Mortgage-backed securities	(213)	(343)	130
Other debt securities	4	(3)	7
Other investment securities	44	2	42
Interest bearing deposits in other financial institutions	275	102	173
Total interest income	$2,985	$(311)	$3,296
Interest expense:
Savings	$1,010	$6	$1,004
NOW accounts	225	(4)	229
Interest checking	(314)	(404)	90
Money market	(145)	(359)	214
Time deposits	1,137	150	987
Federal funds purchased and securities sold under agreements to repurchase	(21)	(10)	(11)
FHLB advances and other borrowings	309	88	221
Subordinated notes	118	—	118
Total interest expense	$2,319	$(533)	$2,852
Net interest income on a fully taxable equivalent basis	$666	$222	$444
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2024 and 2023, respectively. Such adjustments totaled $0.2 million for the three months ended March 31, 2024 compared to $0.3 million for the three months ended March 31, 2023.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 reflected an increase in net interest income, on a fully taxable equivalent basis, of $0.7 million, or 4.7%. Measured as a percentage of average earning assets, the net interest margin (expressed on a fully taxable equivalent basis) increased to 3.39% for the three months ended March 31, 2024 compared to 3.16% for the three months ended March 31, 2023.

Interest income on a fully taxable equivalent basis increased $3.0 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, while interest expense increased $2.3 million for the three months ended March 31, 2024, resulting in an increase in net interest income on a fully taxable equivalent basis.
Average interest-earning assets decreased $60.3 million, or 3.3%, to $1.77 billion for the three months ended March 31, 2024 compared to $1.83 billion for the three months ended March 31, 2023, and average interest-bearing liabilities decreased $20.5 million, or 1.5%, to $1.31 billion for the three months ended March 31, 2024 compared to $1.33 billion for the three months ended March 31, 2023.
Total interest income (expressed on a fully taxable equivalent basis) was $24.3 million for the three months ended March 31, 2024 compared to $21.3 million for the three months ended March 31, 2023. The Company’s rates earned on interest earning assets were 5.50% for the three months ended March 31, 2024 compared to 4.70% for the three months ended March 31, 2023.
Interest income on loans held for investment was $21.8 million for the three months ended March 31, 2024 compared to $18.9 million for the three months ended March 31, 2023.
Average loans outstanding remained consistent at $1.52 billion for both the three months ended March 31, 2024 and 2023. The average yield on loans increased to 5.75% for the three months ended March 31, 2024 compared to 5.03% for the three months ended March 31, 2023. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $1.5 million for the three months ended March 31, 2024 compared to $1.7 million for the three months ended March 31, 2023.
Average securities decreased $70.5 million, or 27.6%, to $184.5 million for the three months ended March 31, 2024 compared to $255.0 million for the three months ended March 31, 2023. The average yield on securities increased to 3.22% for the three months ended March 31, 2024 compared to 2.73% for the three months ended March 31, 2023. The Company elected to reposition its balance sheet during the fourth quarter of 2023 by selling $83.7 million in book value of investment securities, with an average yield of 1.57%. See the Liquidity Management section for further discussion.
Total interest expense increased to $9.3 million for the three months ended March 31, 2024 compared to $7.0 million for the three months ended March 31, 2023. The Company’s rates paid on interest bearing liabilities were 2.85% for the three months ended March 31, 2024 compared to 2.13% for the three months ended March 31, 2023. See the Liquidity Management section for further discussion.
Interest expense on deposits increased to $7.5 million for the three months ended March 31, 2024 compared to $5.6 million for the three months ended March 31, 2023.
Average interest-bearing deposits decreased $29.6 million, or 2.5%, to $1.15 billion for the three months ended March 31, 2024 compared to $1.18 billion for the three months ended March 31, 2023. The average cost of deposits increased to 2.61% for the three months ended March 31, 2024 compared to 1.91% for the three months ended March 31, 2023.
Interest expense on borrowings increased to $1.8 million for the three months ended March 31, 2024 compared to $1.4 million for the three months ended March 31, 2023.
Average borrowings increased $9.1 million, or 6.0%, to $160.6 million for the three months ended March 31, 2024 compared to $151.5 million for the three months ended March 31, 2023. The average cost of borrowings increased to 4.61% for the three months ended March 31, 2024 compared to 3.84% for the three months ended March 31, 2023. The increase in cost of funds primarily resulted from higher market interest rates.

Non-interest Income and Expense
Non-interest income for the periods indicated was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Service charges and other fees	$817	$684	$133	19.4%
Bank card income and fees	973	960	13	1.4%
Trust department income	302	271	31	11.4%
Real estate servicing fees, net	3	193	(190)	(98.4)%
Gain on sales of mortgage loans, net	277	496	(219)	(44.2)%
Gains on other real estate owned, net	34	9	25	277.8%
Other	613	569	44	7.7%
Total non-interest income	$3,019	$3,182	$(163)	(5.1)%
Non-interest income as a % of total revenue *	17.0%	18.6%
*Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income decreased $0.2 million, or 5.1%, to $3.0 million for the three months ended March 31, 2024 compared to $3.2 million for the three months ended March 31, 2023.
Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) decreased $0.2 million, or 98.4%, from the three months ended March 31, 2023. On January 31, 2024 the Company sold its servicing portfolio and the balance of the serviced loans transferred on April 30, 2024. At March 31, 2024, the balance of the servicing portfolio for loans sold to the secondary market was $215.2 million of mortgage loans at March 31, 2024 compared to $220.7 million and $235.2 million at December 31, 2023 and March 31, 2023, respectively.
Gain on sales of mortgage loans decreased to $0.3 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023. The Company sold $15.1 million of loans for the three months ended March 31, 2024 compared to $20.2 million for the three months ended March 31, 2023.
Non-interest expense for the periods indicated was as follows:

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023	$ Change	% Change
Salaries	$5,249	$5,484	$(235)	(4.3)%
Employee benefits	1,481	1,519	(38)	(2.5)
Occupancy expense, net	813	795	18	2.3
Furniture and equipment expense	756	752	4	0.5
Processing, network and bank card expense	1,370	1,157	213	18.4
Legal, examination, and professional fees	823	505	318	63.0
Advertising and promotion	257	357	(100)	(28.0)
Postage, printing, and supplies	167	193	(26)	(13.5)
Loan expense	174	385	(211)	(54.8)
Other	1,485	1,331	154	11.6
Total non-interest expense	$12,575	$12,478	$97	0.8%
Efficiency ratio*	70.8%	72.8%
Number of full-time equivalent employees	276	315
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense increased $0.1 million, or 0.8%, to $12.6 million for the three months ended March 31, 2024 compared to $12.5 million for the three months ended March 31, 2023.

Salaries decreased $0.2 million, or 4.3%, to $5.2 million for the three months ended March 31, 2024 compared to $5.5 million for the three months ended March 31, 2023. The decrease was primarily due to a planned reduction of full-time employees during the fourth quarter of 2023.
Processing, network, and bank card expense increased $0.2 million, or 18.4%, to $1.4 million for the three months ended March 31, 2024 compared to $1.2 million for the three months ended March 31, 2023. The increase was primarily a result of ATM and debit card interchange fees as well as increases in processing expense.
Legal, examination and professional fees increased $0.3 million, or 63.0%, to $0.8 million for the three months ended March 31, 2024 compared to $0.5 million for the three months ended March 31, 2023. The increase was primarily due to consulting, audit, and legal fees related to strategic planning initiatives. Included in this increase was a settlement agreement resulting from terminating a contract related to a digital account opening project canceled in the fourth quarter of 2023.
Loan expense decreased $0.2 million, or 54.8%, to $0.2 million for the three months ended March 31, 2024 compared to $0.4 million for the three months ended March 31, 2023. The decrease was primarily due to recognition of an adjustment to an unearned dealers reserve related to prior years' activity in the first quarter of 2023.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements was 17.8% for both the three months ended March 31, 2024 and 2023. The effective tax rate for each of the three months ended March 31, 2024 and 2023, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Included in the effective tax rate is a $0.01 million benefit associated with a historic tax credit investment for each of the three months ended March 31, 2024 and 2023. The investment is expected to generate a $0.3 million tax benefit over the life of the project and is being recognized under the deferral method of accounting.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 81.5% of total assets as of March 31, 2024 compared to 80.8% as of December 31, 2023.
Lending activities are conducted pursuant to an established loan policy approved by the Bank’s Board of Directors. The Bank’s credit review process is overseen by market loan committees with established loan approval limits. In addition, a senior loan committee reviews all credit relationships in aggregate over an established dollar amount. The senior loan committee meets weekly and is comprised of senior managers of the Bank.
Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated is as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$218,018	14.3%	$226,275	14.7%
Real estate construction − residential	47,088	3.1	58,347	3.8
Real estate construction − commercial	52,781	3.5	130,296	8.5
Real estate mortgage − residential	375,118	24.7	372,391	24.2
Real estate mortgage − commercial	807,703	53.2	731,024	47.5
Installment and other consumer	18,145	1.2	20,814	1.3
Total loans held for investment	$1,518,853	100.0%	$1,539,147	100.0%
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
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2024, the Company sold approximately $15.1 million of loans to investors compared to $20.2 million for the three months ended March 31, 2023. On January 31, 2024 the Company sold its servicing portfolio and the balance of the serviced loans transferred on April 30, 2024. At March 31, 2024, the Company was servicing approximately $215.2 million of loans sold to the secondary market compared to $220.7 million at December 31, 2023, and $235.2 million at March 31, 2023.
Risk Elements of the Loan Portfolio
Management, internal loan review and the senior loan committee formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Loans in excess of $2.0 million in the aggregate and all adversely classified credits identified by management are reviewed by the senior loan committee. In addition, all other loans are reviewed on a risk weighted selection process. The senior loan committee reviews and reports to the Board of Directors, at scheduled meetings: past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, special mention, substandard, doubtful, or loss. During this review, management will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is individually analyzed and in conjunction with current economic conditions and loss experience, reserves are estimated as further discussed below.
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

Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Non-accrual loans:
Commercial, financial, and agricultural	$2,423	$2,228
Real estate construction − residential	456	432
Real estate construction − commercial	64	69
Real estate mortgage − residential	525	587
Real estate mortgage − commercial	4,491	2,978
Installment and other consumer	4	—
Total	$7,963	$6,294
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage − residential	$573	$115
Installment and other consumer	13	4
Total	$586	$119
Total non-performing loans (a)	8,549	6,413
Other real estate owned and repossessed assets	1,937	1,744
Total non-performing assets (b)	$10,486	$8,157

Loans held for investment	$1,518,853	$1,539,147
Allowance for credit losses on loans	$23,675	$23,744
Allowance for credit losses to loans	1.56%	1.54%
Non-accrual loans to total loans	0.52%	0.41%
Non-performing loans to loans (a)	0.56%	0.42%
Non-performing assets to loans (b)	0.69%	0.53%
Non-performing assets to assets (b)	0.57%	0.43%
Allowance for credit losses to non-accrual loans	297.31%	377.25%
Allowance for credit losses to non-performing loans	276.93%	370.25%
(a)Non-performing loans include loans 90 days past due and accruing, non-accrual loans, and non-performing TDRs included in non-accrual loans and 90 days past due.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $10.5 million, or 0.69% of total loans, at March 31, 2024 compared to $8.2 million, or 0.53% of total loans, at December 31, 2023.
Total non-accrual loans at March 31, 2024 increased $1.7 million, or 26.5%, to $8.0 million compared to $6.3 million at December 31, 2023.
There were $0.6 million in loans past due 90 days and still accruing interest at March 31, 2024 compared to $0.1 million at December 31, 2023. Other real estate and repossessed assets were $1.9 million and $1.7 million at March 31, 2024 and December 31, 2023, respectively. There were no non-accrual loans added to other real estate owned and repossessed assets during either of the three months ended March 31, 2024 and 2023.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
The following table is a summary of the allocation of the allowance for credit losses:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for credit losses at end of period:
Commercial, financial, and agricultural	$3,374	14.3%	$3,208	14.7%
Real estate construction − residential	672	3.1	1,043	3.8
Real estate construction − commercial	1,297	3.5	3,273	8.5
Real estate mortgage − residential	5,109	24.7	5,264	24.2
Real estate mortgage − commercial	12,857	53.2	10,537	47.5
Installment and other consumer	172	1.2	232	1.3
Unallocated	194	—	187	—
Total	$23,675	100.0%	$23,744	100.0%
The allowance for credit losses was $23.7 million, or 1.56%, of loans outstanding at March 31, 2024 compared to $23.7 million, or 1.54%, of loans outstanding at December 31, 2023. The ratio of the allowance for credit losses to non-performing loans was 276.93% at March 31, 2024, compared to 370.25% at December 31, 2023.
(Release of) Provision for Credit Losses

	Three Months Ended March 31,
(In thousands)	2024	2023
Provision for credit losses on loans	$—	$650
(Release of) provision for credit losses for off-balance sheet commitments	(230)	30
Total (release of) provision for credit losses	$(230)	$680
The Company recognized a release of provision for credit losses of $0.2 million for the three months ended March 31, 2024, compared to a $0.7 million provision for credit losses for the three months ended March 31, 2023. The release of the provision expense was a result of a decrease in overall unfunded commitments and a reduction in pooled reserves on primarily commercial, residential construction and multifamily commitments.

The following table summarizes credit loss experience for the periods indicated:

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans
Commercial, financial, and agricultural	$(20)	$220,122	(0.01)%	$(21)	$232,467	(0.01)%
Real estate construction − residential	—	57,945	—	—	36,875	—
Real estate construction − commercial	—	96,485	—	—	147,848	—
Real estate mortgage − residential	—	372,082	—	2	361,853	—
Real estate mortgage − commercial	(23)	758,104	—	(3)	720,102	—
Installment and other consumer	(26)	19,907	(0.13)	(30)	23,097	(0.13)
Total	$(69)	$1,524,645	—%	$(52)	$1,522,242	—%
Net Loan (Charge-Offs) Recoveries
The Company’s net charge-offs were comparable at $0.1 million for both the three months ended March 31, 2024 and 2023.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. These loans are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At March 31, 2024, the carrying amount of these loans was $2.9 million compared to $3.9 million at December 31, 2023.
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

(in thousands)	March 31, 2024	December 31, 2023
Other interest-bearing deposits	$28,225	$77,775
Available-for-sale investment securities	183,454	188,742
Total	$211,679	$266,517
The fair value of the available-for-sale investment portfolio was $183.5 million at March 31, 2024 and included an unrealized net loss of $30.0 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $3.1 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At March 31, 2024 and December 31, 2023, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $92.0 million and $99.5 million, respectively.
Total investment securities pledged for these purposes were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Federal Reserve Bank borrowings	$8,852	$9,048
Other deposits	82,568	80,175
Total pledged, at fair value	$91,420	$89,223
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At March 31, 2024, such deposits totaled $1.4 billion and represented 91.5% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.
Core deposits at March 31, 2024 and December 31, 2023 were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Non-interest bearing demand	$392,588	$402,241
Interest checking	319,114	387,242
Savings and money market	470,407	459,049
Other time deposits	215,208	214,004
Total	$1,397,317	$1,462,536
Estimated uninsured deposits totaled $345.3 million, including $100.3 million of certificates of deposit, at March 31, 2024, compared to $387.1 million, including $108.1 million of certificates of deposit, at December 31, 2023. The Company had brokered deposits totaling $30.3 million and $0.2 million at March 31, 2024 and December 31, 2023, respectively.
Included in the uninsured deposits at March 31, 2024 and December 31, 2023 are public fund deposits greater than $250,000 which are collateralized by the Company totaling $96.1 million and $137.7 million, respectively.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of securities sold under agreements to repurchase, advances from the Federal Home Loan Bank (FHLB), and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2024, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $8.3 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2024. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at March 31, 2024.

The Bank is a member of the FHLB and has access to credit products of the FHLB. As of March 31, 2024, the Bank had $109.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at March 31, 2024 and December 31, 2023 were as follows:

(in thousands)	March 31, 2024	December 31, 2023
Federal Home Loan Bank advances	$109,000	$107,000
Subordinated notes	49,486	49,486
Total	$158,486	$156,486
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
The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as follows:

	March 31, 2024				December 31, 2023
(in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$418,323	$8,324	$35,000	$461,647	$425,367	$8,563	$35,000	$468,930
Letters of credit	(32,500)	—	—	(32,500)	(107,500)	—	—	(107,500)
Advances outstanding	(109,000)	—	—	(109,000)	(107,000)	—	—	(107,000)
Total available	$276,823	$8,324	$35,000	$320,147	$210,867	$8,563	$35,000	$254,430
At March 31, 2024, loans of $696.8 million were pledged to the FHLB as collateral for borrowings and letters of credit. At March 31, 2024, investments with a market value of $8.9 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated liquidity needs in both the short and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $43.5 million at March 31, 2024 compared to $93.5 million at December 31, 2023. The $50.0 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2024. Cash flow provided by operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided total cash of $5.6 million for the three months ended March 31, 2024.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $13.0 million during the three months ended March 31, 2024. The cash flow primarily consisted of a $20.2 million net decrease in loans held for investment.
Financing activities used total cash of $42.6 million during the three months ended March 31, 2024, resulting primarily from a $66.3 million decrease in demand deposits and interest-bearing transaction accounts. These decreases were partially offset by a $23.4 million increase in time deposits.

In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $335.7 million in unused loan commitments and standby letters of credit as of March 31, 2024. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $1.2 million during each of the three months ended March 31, 2024 and 2023. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared and paid $5.0 million and $1.5 million in dividends to the Company during the three months ended March 31, 2024 and 2023, respectively. At March 31, 2024 and December 31, 2023, the Company had cash and cash equivalents totaling $8.9 million and $6.8 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased under the plan by the Company from time to time, as well as the timing of any such purchases. The Company repurchased 20,995 common shares under the repurchase plan during the first quarter of 2024 at an average cost of $19.73 per share totaling $0.4 million. As of March 31, 2024, $4.6 million remains available for share repurchases pursuant to the plan. Repurchases under the plan may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for completion of share repurchases under the plan.
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
The Basel III regulatory capital reforms adopted by U.S. federal regulatory authorities (the "Basel III Capital Rules"), among other things, (i) establish the capital measure called "Common Equity Tier 1" ("CET1"), (ii) specify that Tier 1 capital consists of CET1 and "Additional Tier 1 Capital" instruments meeting stated requirements, (iii) require that most deductions/adjustments to regulatory capital measures be made to CET1 and not to other components of capital and (iv) define the scope of the deductions/adjustments to the capital measures.
Additionally, the Basel III Capital Rules require that the Company maintain a 2.50% capital conservation buffer with respect to each of CET1, Tier 1 and total capital to risk-weighted assets, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements. A financial institution with a conservation buffer of less than the required amount is subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2024, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2024 and December 31, 2023. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
Under the Basel III Capital Rules, at March 31, 2024 and December 31, 2023, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of the dates indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2024
Total Capital (to risk-weighted assets):
Company	$223,607	13.92%	$168,694	10.50%	$—	N.A%
Bank	218,574	13.68%	167,768	10.50%	159,779	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$201,053	12.51%	$136,562	8.50%	$—	N.A%
Bank	198,589	12.43%	135,812	8.50%	127,823	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$155,513	9.68%	$112,463	7.00%	$—	N.A%
Bank	198,589	12.43%	111,845	7.00%	103,856	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$201,053	10.71%	$75,088	4.00%	$—	N.A%
Bank	198,589	10.65%	74,602	4.00%	93,253	5.00%

December 31, 2023
Total Capital (to risk-weighted assets):
Company	$221,586	13.99%	$166,266	10.50%	$—	N.A%
Bank	219,043	13.91%	165,369	10.50%	157,494	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$199,395	12.59%	$134,596	8.50%	$—	N.A%
Bank	199,490	12.67%	133,870	8.50%	125,995	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$154,033	9.73%	$110,844	7.00%	$—	N.A%
Bank	199,490	12.67%	110,246	7.00%	102,371	6.50%
Tier 1 leverage ratio:
Company	$199,395	10.29%	$77,492	4.00%	$—	N.A%
Bank	199,490	10.31%	77,411	4.00%	96,763	5.00%

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
The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the ALCO with direction from the Board of Directors. The ALCO meets quarterly to review the sensitivity of the Company’s assets and liabilities to interest rate changes and to discuss local and national market conditions. The ALCO also reviews the liquidity, capital, deposit mix, loan mix and investment positions of the Company.
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
The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2024 and December 31, 2023.

	% Change in projected net interest income
Hypothetical shift in interest rates	March 31,	December 31,
(bps)	2024	2023
200	(3.11)%	(0.57)%
100	(1.49)%	(0.38)%
(100)	0.87%	0.51%
(200)	0.64%	0.49%
The change in the Company’s interest rate risk exposure from December 31, 2023 to March 31, 2024 was due to moderately higher rates on interest bearing assets projected to reprice in the next 12 months and projected repricing speeds on interest bearing assets and liabilities. In an immediate and sustained shock, interest bearing assets and liabilities are projected to reprice at relatively the same pace. In down rate scenarios, interest bearing assets are projected to reprice moderately faster than interest bearing liabilities providing slightly more net interest income in a falling rate market. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.
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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2024. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Impact of New Accounting Standards
Income Taxes. In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU requires that all entities disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. This ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company does not expect adoption of the ASU to have a material effect on the Company's consolidated financial statements.
Segment disclosures. In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires enhanced disclosures on both an annual and interim basis about significant segment expenses, including for companies with only one reportable segment. This ASU is effective on a retrospective basis for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact the adoption of this ASU will have on its consolidated financial statements and related disclosures.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth under the caption "Pending Litigation" in Note 15 - Commitments and Contingencies, in our Company’s Notes to Consolidated Financial Statements (unaudited).
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended March 31, 2024:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
January 2024	—	$—	—	$5,000,000
February 2024	—	$—	—	$5,000,000
March 2024	20,995	$19.73	20,995	$4,585,757
Total	20,995	$19.73	20,995	$4,585,757

*Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased by the Company from time to time, as well as the timing of any such purchases. The Company repurchased 20,995 common shares under the repurchase plan during the first quarter at an average cost of $19.73 per share totaling $0.4 million. As of March 31, 2024, $4.6 million remained available for share repurchases pursuant to the plan.

The Company’s ability to pay dividends to its shareholders and repurchase shares is affected by the Company's financial condition and liquidity, general corporate law requirements and the regulations and policies of U.S. federal regulatory authorities applicable to bank holding companies, including the Basel III Capital Rules. The Company's principal source of funds to pay dividends on its common stock and to repurchase shares, other than further issuances of securities, is dividends received from the Bank. The ability of the Bank to pay dividends to the Company depends on the earnings and financial condition of the Bank and various business considerations. In addition, the Bank is subject to federal and state laws limiting the payment of dividends, including the Federal Deposit Insurance Act and Missouri banking law. Future dividends declared and paid by the Company are subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended March 30, 2024 otherwise reportable under this Item 5.

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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

May 9, 2024	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Chris E. Hafner

May 9, 2024	Chris E. Hafner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)