Form 10-Q
period 2024-06-30
HAWTHORN BANCSHARES, INC.
filed 2024-08-14
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2024
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 14, 2024, the registrant had 6,986,723 shares of common stock, par value $1.00 per share, outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(In thousands, except per share data)	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$16,754	$15,675
Other interest-bearing deposits	59,088	77,775
Cash and cash equivalents	75,842	93,450
Certificates of deposit in other banks	1,000	—
Available-for-sale debt securities, at fair value	185,325	188,742
Other investments	5,834	6,300
Loans held for investment	1,498,504	1,539,147
Allowance for credit losses	(21,980)	(23,744)
Net loans	1,476,524	1,515,403
Loans held for sale, at lower of cost or fair value	1,368	3,884
Premises and equipment - net	31,922	32,047
Other real estate owned - net	3,625	1,744
Accrued interest receivable	7,981	8,661
Cash surrender value of bank-owned life insurance	38,109	2,624
Other assets	20,280	22,495
Total assets	$1,847,810	$1,875,350
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$401,618	$402,241
Savings, interest checking and money market	804,183	846,452
Time deposits $250,000 and over	101,025	108,147
Other time deposits	243,424	214,004
Total deposits	1,550,250	1,570,844
Federal Home Loan Bank advances and other borrowings	99,100	107,000
Subordinated notes	49,486	49,486
Operating lease liabilities	1,110	1,213
Accrued interest payable	2,113	1,772
Other liabilities	7,510	8,950
Total liabilities	1,709,569	1,739,265
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,554,893 shares	7,555	7,555
Surplus	76,808	76,818
Retained earnings	83,026	76,464
Accumulated other comprehensive loss, net of tax	(17,233)	(13,762)
Treasury stock; 563,170 and 515,570 shares, at cost, respectively	(11,915)	(10,990)
Total stockholders’ equity	138,241	136,085
Total liabilities and stockholders’ equity	$1,847,810	$1,875,350
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$21,534	$20,168	$43,265	$38,971
Interest and fees on loans held for sale	36	33	66	60
Interest on investment securities:
Taxable	788	883	1,539	1,730
Nontaxable	596	632	1,188	1,258
Federal funds sold	—	1	—	1
Other interest-bearing deposits	452	102	1,263	640
Dividends on other investments	150	108	287	200
Total interest income	23,556	21,927	47,608	42,860
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,493	3,642	9,123	7,495
Time deposit accounts $250,000 and over	765	1,525	1,534	2,676
Time deposits	2,310	810	4,376	1,358
Total interest expense on deposits	7,568	5,977	15,033	11,529
Interest on federal funds purchased and securities sold under agreements to repurchase	—	24	—	45
Interest on Federal Home Loan Bank advances	831	815	1,680	1,355
Interest on subordinated notes	985	909	1,975	1,781
Total interest expense on borrowings	1,816	1,748	3,655	3,181
Total interest expense	9,384	7,725	18,688	14,710
Net interest income	14,172	14,202	28,920	28,150
Provision for credit losses on loans and unfunded commitments	457	—	227	680
Net interest income after provision for credit losses on loans and unfunded commitments	13,715	14,202	28,693	27,470
NON-INTEREST INCOME
Service charges and other fees	777	737	1,594	1,420
Bank card income and fees	1,075	1,055	2,048	2,015
Earnings on bank-owned life insurance	505	14	641	29
Trust department income	317	266	619	538
Real estate servicing (costs) fees, net	(51)	99	(48)	292
Gain on sale of mortgage loans, net	398	667	675	1,162
Gains (losses) on other real estate owned, net	454	(1,793)	488	(1,783)
Other	521	551	998	1,105
Total non-interest income	3,996	1,596	7,015	4,778
Investment securities (losses) gains, net	(15)	7	(15)	15
NON-INTEREST EXPENSE
Salaries and employee benefits	6,724	6,850	13,454	13,854
Occupancy expense, net	708	801	1,521	1,595
Furniture and equipment expense	722	716	1,478	1,467
Processing, network, and bank card expense	1,362	1,320	2,732	2,477
Legal, examination, and professional fees	512	443	1,335	948
Advertising and promotion	256	353	513	709
Postage, printing, and supplies	190	179	357	373
Loan expense	216	239	389	624
Other	1,344	1,824	2,830	3,155
Total non-interest expense	12,034	12,725	24,609	25,202
Income before income taxes	5,662	3,080	11,084	7,061
Income tax expense	1,033	531	1,999	1,241
Net income	$4,629	$2,549	$9,085	$5,820
Basic earnings per share	$0.66	$0.36	$1.29	$0.83
Diluted earnings per share	$0.66	$0.36	$1.29	$0.83
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Net income	$4,629	$2,549	$9,085	$5,820
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Change in unrealized (losses) gains on investment securities available-for-sale, net of tax	(983)	(3,136)	(3,198)	1,377
Defined benefit pension plans:
Amortization of net gains included in net periodic pension cost, net of tax	(147)	(141)	(273)	(253)
Total other comprehensive (loss) income	(1,130)	(3,277)	(3,471)	1,124
Total comprehensive income (loss)	$3,499	$(728)	$5,614	$6,944

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended June 30, 2024 and 2023
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2024	$7,555	$76,847	$79,725	$(16,103)	$(11,404)	$136,620
Net income	—	—	4,629	—	—	4,629
Other comprehensive loss	—	—	—	(1,130)	—	(1,130)
Share-based compensation expense	—	42	—	—	—	42
Purchase of treasury stock	—	—	—	—	(592)	(592)
Restricted share unit vesting and taxes paid related to net share settlement	—	(81)	—	—	81	—
Cash dividends declared, common stock ($0.19 per share)	—	—	(1,328)	—	—	(1,328)
Balance, June 30, 2024	$7,555	$76,808	$83,026	$(17,233)	$(11,915)	$138,241

Balance, March 31, 2023	$7,284	$71,042	$88,329	$(27,313)	$(10,990)	$128,352
Net income	—	—	2,549	—	—	2,549
Other comprehensive loss	—	—	—	(3,277)	—	(3,277)
Stock dividend	—	6,005	(6,005)	—	—	—
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,151)	—	—	(1,151)
Balance, June 30, 2023	$7,284	$77,047	$83,722	$(30,590)	$(10,990)	$126,473

	Six Months Ended June 30, 2024 and 2023
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stock - holders' Equity
Balance, December 31, 2023	$7,555	$76,818	$76,464	$(13,762)	$(10,990)	$136,085
Net income	—	—	9,085	—	—	9,085
Other comprehensive loss	—	—	—	(3,471)	—	(3,471)
Share-based compensation expense	—	71	—	—	—	71
Purchase of treasury stock	—	—	—	—	(1,006)	(1,006)
Restricted share unit vesting and taxes paid related to net share settlement	—	(81)	—	—	81	—
Cash dividends declared, common stock ($0.36 per share)	—	—	(2,523)	—	—	(2,523)
Balance, June 30, 2024	$7,555	$76,808	$83,026	$(17,233)	$(11,915)	$138,241

Balance, December 31, 2022	$7,284	$71,042	$91,789	$(31,714)	$(10,990)	$127,411
Adoption of ASU 2016-13	—	—	(5,581)	—	—	(5,581)
Balance, January 01, 2023	7,284	71,042	86,208	(31,714)	(10,990)	121,830
Net income	—	—	5,820	—	—	5,820
Other comprehensive income	—	—	—	1,124	—	1,124
Stock dividend	—	6,005	(6,005)	—	—	—
Cash dividends declared, common stock ($0.34 per share)	—	—	(2,301)	—	—	(2,301)
Balance, June 30, 2023	$7,284	$77,047	$83,722	$(30,590)	$(10,990)	$126,473

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2024	2023
Cash flows from operating activities:
Net income	$9,085	$5,820
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans and unfunded commitments	227	680
Depreciation expense	925	1,075
Net amortization of investment securities, premiums, and discounts	418	524
Change in fair value of mortgage servicing rights	—	27
Investment securities losses (gains), net	15	(15)
Gain on sales and dispositions of premises and equipment	(6)	(154)
Gain on sales and dispositions of other real estate	(94)	(48)
(Release of) provision for valuation allowance for other real estate owned	(386)	1,831
Share-based compensation expense	71	—
Decrease in accrued interest receivable	680	283
Increase in cash surrender value - life insurance	(485)	(29)
Decrease in other assets	2,817	282
Decrease in operating lease liabilities	(103)	(159)
Increase in accrued interest payable	341	577
Decrease in other liabilities	(1,484)	(1,333)
Origination of mortgage loans held for sale	(34,810)	(47,593)
Proceeds from the sale of mortgage loans held for sale	38,001	47,186
Gain on sale of mortgage loans, net	(675)	(1,162)
Net cash provided by operating activities	14,537	7,792
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(1,000)	—
Proceeds from maturities of certificates of deposit in other banks	—	1,974
Purchase of bank-owned life insurance	(35,000)	—
Net decrease (increase) in loans	35,867	(41,822)
Purchase of available-for-sale debt securities	(18,965)	(8,505)
Proceeds from maturities of available-for-sale debt securities	5,660	8,241
Proceeds from calls of available-for-sale debt securities	12,256	615
Purchases of FHLB stock	(767)	(9,320)
Proceeds from sales of FHLB stock	1,218	6,590
Purchases of premises and equipment	(1,082)	(905)
Proceeds from sales of premises and equipment	11	161
Proceeds from sales of other real estate and repossessed assets	1,548	627
Net cash used in investing activities	(254)	(42,344)
Cash flows from financing activities:
Net decrease in demand deposits	(623)	(15,673)
Net decrease in interest-bearing transaction accounts	(42,269)	(111,338)
Net increase in time deposits	22,298	38,202
Net increase in federal funds purchased and securities sold under agreements to repurchase	—	316
Repayment of FHLB advances and other borrowings	(22,200)	(163,800)
FHLB advances	14,300	230,075
Purchase of treasury stock	(1,006)	—
Cash dividends paid - common stock	(2,391)	(2,301)
Net cash used in financing activities	(31,891)	(24,519)
Net decrease in cash and cash equivalents	(17,608)	(59,071)
Cash and cash equivalents, beginning of period	93,450	83,720
Cash and cash equivalents, end of period	$75,842	$24,649
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Six Months Ended June 30,
(In thousands)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$18,347	$14,133
Income taxes	$—	$820
Non-cash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$2,730	$44
Stock dividends	$—	$6,005
Dividends declared not paid - common stock	$1,329	$1,151
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
(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s held for investment loan portfolio at June 30, 2024 and December 31, 2023 were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Commercial, financial, and agricultural	$217,098	$226,275
Real estate construction − residential	37,048	58,347
Real estate construction − commercial	55,515	130,296
Real estate mortgage − residential	374,074	372,391
Real estate mortgage − commercial	797,950	731,024
Installment and other consumer	16,819	20,814
Total loans held for investment	$1,498,504	$1,539,147
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Installment and other consumer loans consist primarily of the financing of automotive vehicles. Accrued interest on loans totaled $6.4 million and $7.2 million at June 30, 2024 and December 31, 2023, respectively, and is included in the accrued interest receivable on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At June 30, 2024, loans of $709.0 million were pledged to the Federal Home Loan Bank ("FHLB") as collateral for borrowings and letters of credit.

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following tables illustrate the changes in the allowance for credit losses by portfolio segment:

	Three Months Ended June 30, 2024
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$3,374	$672	$1,297	$5,109	$12,857	$172	$194	$23,675
Charge-offs	1,857	—	—	22	67	61	—	2,007
Recoveries	10	—	—	4	—	16	—	30
Provision for (release of) credit losses	94	(74)	180	122	118	36	(194)	282
Balance at end of period	$1,621	$598	$1,477	$5,213	$12,908	$163	$—	$21,980
Liability for Unfunded Commitments
Balance at beginning of period	$92	$114	$302	$103	$100	$1	$5	$717
Provision for credit losses on unfunded commitments	(1)	12	149	7	12	—	(4)	175
Balance at end of period	$91	$126	$451	$110	$112	$1	$1	$892
Allowance for credit losses on loans and liability for unfunded commitments	$1,712	$724	$1,928	$5,323	$13,020	$164	$1	$22,872

	Six Months Ended June 30, 2024
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$3,208	$1,043	$3,273	$5,264	$10,537	$232	$187	$23,744
Charge-offs	1,888	—	—	23	89	130	—	2,130
Recoveries	20	—	—	5	—	59	—	84
Provision for (release of) credit losses	281	(445)	(1,796)	(33)	2,460	2	(187)	282
Balance at end of period	$1,621	$598	$1,477	$5,213	$12,908	$163	$—	$21,980
Liability for Unfunded Commitments
Balance at beginning of period	$197	$273	$245	$103	$110	$1	$18	$947
Provision for (release of) credit losses on unfunded commitments	(106)	(147)	206	7	2	—	(17)	(55)
Balance at end of period	$91	$126	$451	$110	$112	$1	$1	$892
Allowance for credit losses on loans and liability for unfunded commitments	$1,712	$724	$1,928	$5,323	$13,020	$164	$1	$22,872

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2023
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$1,921	$631	$4,464	$5,262	$9,487	$222	$(8)	$21,979
Charge-offs	14	—	—	—	20	69	—	103
Recoveries	164	—	—	2	—	29	—	195
Provision for (release of) credit losses	(227)	117	(1,042)	201	828	35	253	165
Balance at end of period	$1,844	$748	$3,422	$5,465	$10,295	$217	$245	$22,236
Liability for Unfunded Commitments
Balance at beginning of period	$124	$389	$562	$110	$142	$1	$(26)	$1,302
Provision for credit losses on unfunded commitments	(12)	(34)	(148)	(2)	(16)	—	47	(165)
Balance at end of period	$112	$355	$414	$108	$126	$1	$21	$1,137
Allowance for credit losses on loans and liability for unfunded commitments	$1,956	$1,103	$3,836	$5,573	$10,421	$218	$266	$23,373

	Six Months Ended June 30, 2023
(in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$2,735	$157	$875	$3,329	$8,000	$326	$166	$15,588
Adoption of ASU 2016-13	(649)	291	2,894	1,890	1,613	(80)	(166)	5,793
Balance at January 1, 2023	2,086	448	3,769	5,219	9,613	246	—	21,381
Charge-offs	43	—	—	—	25	128	—	196
Recoveries	174	—	—	4	1	57	—	236
Provision for (release of) credit losses	(373)	300	(347)	242	706	42	245	815
Balance at end of period	$1,844	$748	$3,422	$5,465	$10,295	$217	$245	$22,236
Liability for Unfunded Commitments
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	104	341	569	107	150	1	—	1,272
Balance at January 1, 2023	104	341	569	107	150	1	—	1,272
Provision for (release of) credit losses on unfunded commitments	8	14	(155)	1	(24)	—	21	(135)
Balance at end of period	$112	$355	$414	$108	$126	$1	$21	$1,137
Allowance for credit losses on loans and liability for unfunded commitments	$1,956	$1,103	$3,836	$5,573	$10,421	$218	$266	$23,373
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
There have been no significant changes to the types of collateral securing the Company's collateral dependent loans since December 31, 2023.

The amortized cost of collateral-dependent loans by class as of June 30, 2024 and December 31, 2023 was as follows:

	Collateral Type
(in thousands)	Real Estate	Other	Allowance Allocated
June 30, 2024
Commercial, financial, and agricultural	$—	$30	$17
Real estate construction − residential	454	—	194
Real estate mortgage − commercial	1,100	—	360
Total	$1,554	$30	$571
December 31, 2023
Commercial, financial, and agricultural	$—	$2,221	$1,300
Real estate construction − residential	432	—	164
Real estate mortgage − residential	46	—	19
Real estate mortgage − commercial	2,369	—	—
Total	$2,847	$2,221	$1,483
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
•Doubtful - loans that have all the weaknesses inherent in loans classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values. These loans are also on non-accrual status.
•Non-accrual - loans that are delinquent for 90 days or more and the ultimate collectability of interest or principal is no longer probable. Real estate loans secured by one-to-four family residential properties are exempt from these non-accrual guidelines. These loans are placed on non-accrual status after they become 120 days past due. (The majority of the Company's non-accrual loans have a substandard risk grade.)

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at June 30, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
June 30, 2024
Commercial, Financial, & Agricultural
Pass	$15,962	$26,707	$34,785	$29,036	$28,822	$5,478	$60,528	$468	$201,786
Watch	523	205	3,414	—	332	272	4,899	—	9,645
Substandard	586	361	3,587	—	13	—	318	100	4,965
Doubtful	—	200	—	14	—	—	—	—	214
Non-accrual loans	—	29	81	219	—	—	159	—	488
Total	$17,071	$27,502	$41,867	$29,269	$29,167	$5,750	$65,904	$568	$217,098
Gross YTD charge-offs	—	31	—	88	2	51	1,716	—	1,888
Real Estate Construction - Residential
Pass	$9,360	$24,245	$2,193	$625	$171	$—	$—	$—	$36,594
Non-accrual loans	—	454	—	—	—	—	—	—	454
Total	$9,360	$24,699	$2,193	$625	$171	$—	$—	$—	$37,048
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$22,966	$13,552	$11,013	$4,086	$644	$722	$2,086	$—	$55,069
Watch	—	269	15	—	—	—	103	—	387
Non-accrual loans	—	—	—	—	—	59	—	—	59
Total	$22,966	$13,821	$11,028	$4,086	$644	$781	$2,189	$—	$55,515
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$16,252	$55,692	$121,170	$58,044	$45,455	$26,561	$45,134	$421	$368,729
Watch	1,451	103	244	401	369	1,432	280	—	4,280
Substandard	68	17	—	—	—	91	—	—	176
Non-accrual loans	—	—	277	90	57	273	192	—	889
Total	$17,771	$55,812	$121,691	$58,535	$45,881	$28,357	$45,606	$421	$374,074
Gross YTD charge-offs	—	—	—	—	—	1	22	—	23
Real Estate Mortgage - Commercial
Pass	$16,427	$123,800	$231,085	$212,203	$78,877	$63,368	$19,339	$51	$745,150
Watch	3,031	5,253	4,982	2,742	279	357	76	—	16,720
Special Mention	25,981	—	5,811	—	—	—	—	582	32,374
Substandard	47	710	210	1,155	—	279	—	—	2,401
Non-accrual loans	—	1,136	—	—	—	169	—	—	1,305
Total	$45,486	$130,899	$242,088	$216,100	$79,156	$64,173	$19,415	$633	$797,950
Gross YTD charge-offs	—	—	—	65	—	24	—	—	89
Installment and other Consumer
Pass	$1,703	$4,788	$5,009	$1,838	$860	$2,527	$76	$7	$16,808
Non-accrual loans	—	2	9	—	—	—	—	—	11
Total	$1,703	$4,790	$5,018	$1,838	$860	$2,527	$76	$7	$16,819
Gross YTD charge-offs	—	3	7	3	—	117	—	—	130
Total Portfolio
Pass	$82,670	$248,784	$405,255	$305,832	$154,829	$98,656	$127,163	$947	$1,424,136
Watch	5,005	5,830	8,655	3,143	980	2,061	5,358	—	31,032
Special Mention	25,981	—	5,811	—	—	—	—	582	32,374
Substandard	701	1,088	3,797	1,155	13	370	318	100	7,542
Doubtful	—	200	—	14	—	—	—	—	214
Non-accrual loans	—	1,621	367	309	57	501	351	—	3,206
Total	$114,357	$257,523	$423,885	$310,453	$155,879	$101,588	$133,190	$1,629	$1,498,504
Total Gross YTD charge-offs	$—	$34	$7	$156	$2	$193	$1,738	$—	$2,130

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
The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2024 and December 31, 2023:

(in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual	90 Days Past Due And Still Accruing	Total Non-performing Loans
June 30, 2024
Commercial, Financial, and Agricultural	$—	$702	$702	$—	$702
Real estate construction − residential	—	454	454	—	454
Real estate construction − commercial	—	59	59	—	59
Real estate mortgage − residential	—	889	889	293	1,182
Real estate mortgage − commercial	—	1,305	1,305	709	2,014
Installment and Other Consumer	—	11	11	15	26
Total	$—	$3,420	$3,420	$1,017	$4,437
December 31, 2023
Commercial, Financial, and Agricultural	$—	$2,228	$2,228	$—	$2,228
Real estate construction − residential	—	432	432	—	432
Real estate construction − commercial	—	69	69	—	69
Real estate mortgage − residential	—	587	587	115	702
Real estate mortgage − commercial	2,368	610	2,978	—	2,978
Installment and Other Consumer	—	—	—	4	4
Total	$2,368	$3,926	$6,294	$119	$6,413
No material amount of interest income was recognized on non-accrual loans during the three and six months ended June 30, 2024.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2024 and December 31, 2023.

(in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
June 30, 2024
Commercial, Financial, and Agricultural	$215,363	$1,033	$—	$702	$217,098
Real estate construction − residential	36,594	—	—	454	37,048
Real estate construction − commercial	55,456	—	—	59	55,515
Real estate mortgage − residential	371,233	1,659	293	889	374,074
Real estate mortgage − commercial	795,857	79	709	1,305	797,950
Installment and Other Consumer	16,595	198	15	11	16,819
Total	$1,491,098	$2,969	$1,017	$3,420	$1,498,504

December 31, 2023
Commercial, Financial, and Agricultural	$223,845	$202	$—	$2,228	$226,275
Real estate construction − residential	57,568	347	—	432	58,347
Real estate construction − commercial	130,227	—	—	69	130,296
Real estate mortgage − residential	368,956	2,733	115	587	372,391
Real estate mortgage − commercial	728,029	17	—	2,978	731,024
Installment and Other Consumer	20,607	203	4	—	20,814
Total	$1,529,232	$3,502	$119	$6,294	$1,539,147
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

For the three and six months ended June 30, 2024, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. These loans are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. At June 30, 2024, the carrying amount of these loans was $1.4 million compared to $3.9 million at December 31, 2023.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans

	June 30,	December 31,
(in thousands)	2024	2023
Commercial	$98	$—
Real estate construction - commercial	2,549	7,668
Real estate mortgage - residential	—	20
Real estate mortgage - commercial	2,722	—
Repossessed assets	—	6
Total	$5,369	$7,694
Less valuation allowance for other real estate owned	(1,744)	(5,950)
Total other real estate owned and repossessed assets	$3,625	$1,744
Changes in the net carrying amount of other real estate owned and repossessed assets were as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$7,887	$10,911	$7,694	$11,459
Additions net of (charge-offs)	2,730	44	2,949	44
Proceeds from sales	(1,488)	(70)	(1,548)	(627)
Charge-offs against the valuation allowance for other real estate owned, net	(3,820)	—	(3,820)	—
Net gain on sales	60	39	94	48
Total other real estate owned	5,369	10,924	$5,369	$10,924
Less valuation allowance for other real estate owned	(1,744)	(4,495)	(1,744)	(4,495)
Balance at end of period	$3,625	$6,429	$3,625	$6,429
At June 30, 2024, there were $0.1 million of consumer mortgage loans secured by residential real estate properties in the process of foreclosure compared to $0.01 million at December 31, 2023.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$5,950	$2,664	$5,950	$2,664
Provision for valuation allowance for other real estate owned	(386)	1,831	(386)	1,831
Charge-offs	(3,820)	—	(3,820)	—
Balance at end of period	$1,744	$4,495	$1,744	$4,495

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2024 and December 31, 2023 were as follows:

		Gross Unrealized
(in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
June 30, 2024
U.S. government and federal agency obligations	$409	$—	$(15)	$394
U.S. government-sponsored enterprises	13,030	—	(303)	12,727
Obligations of states and political subdivisions	125,943	19	(23,137)	102,825
Mortgage-backed securities	63,126	35	(6,519)	56,642
Other debt securities (a)	12,545	16	(1,036)	11,525
Bank issued trust preferred securities (a)	1,486	—	(274)	1,212
Total available-for-sale securities	$216,539	$70	$(31,284)	$185,325

December 31, 2023
U.S. Treasury	$1,977	$1	$—	$1,978
U.S. government and federal agency obligations	446	—	(19)	427
U.S. government-sponsored enterprises	22,042	16	(236)	21,822
Obligations of states and political subdivisions	126,396	55	(19,566)	106,885
Mortgage-backed securities	51,736	27	(6,123)	45,640
Other debt securities (a)	11,825	22	(1,026)	10,821
Bank issued trust preferred securities (a)	1,486	—	(317)	1,169
Total available-for-sale securities	$215,908	$121	$(27,287)	$188,742
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
Debt securities with carrying values aggregating approximately $91.6 million and $89.2 million at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no proceeds from sales of available-for-sale securities for the three and six months ended June 30, 2024 and 2023. All gains and losses recognized on equity securities during the three and six months ended June 30, 2024 and 2023 were unrealized.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2024, by contractual maturity are shown below. Accrued interest on investments totaled $1.5 million and $1.4 million at June 30, 2024 and December 31, 2023, respectively, and is included in the accrued interest receivable on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,056	$2,036
Due after one year through five years	16,439	16,134
Due after five years through ten years	27,294	24,225
Due after ten years	107,624	86,288
Total	$153,413	$128,683
Mortgage-backed securities	63,126	56,642
Total available-for-sale securities	$216,539	$185,325
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent BankersBank ("MIB") stock, that do not have readily determinable fair values, are required for membership in those organizations.

(in thousands)	June 30, 2024	December 31, 2023
Other securities:
FHLB stock	$5,620	$6,071
MIB stock	151	151
Equity securities with readily determinable fair values	63	78
Total other investment securities	$5,834	$6,300

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2024 and December 31, 2023 were as follows:

	Less than 12 months		12 months or more
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
June 30, 2024
U.S. government and federal agency obligations	$—	$—	$394	$(15)	$394	$(15)
U.S. government-sponsored enterprises	10,968	(62)	1,759	(241)	12,727	(303)
Obligations of states and political subdivisions	1,739	(171)	100,076	(22,966)	101,815	(23,137)
Mortgage-backed securities	10,806	(39)	38,975	(6,480)	49,781	(6,519)
Other debt securities	698	(22)	8,810	(1,014)	9,508	(1,036)
Bank issued trust preferred securities	—	—	1,212	(274)	1,212	(274)
Total	$24,211	$(294)	$151,226	$(30,990)	$175,437	$(31,284)

(in thousands)
December 31, 2023
U.S. Treasury	$997	$—	$—	$—	$997	$—
U.S. government and federal agency obligations	—	—	427	(19)	427	(19)
U.S. government-sponsored enterprises	11,995	(8)	1,772	(228)	13,767	(236)
Obligations of states and political subdivisions	1,501	(158)	103,283	(19,408)	104,784	(19,566)
Mortgage-backed securities	2,935	(40)	39,793	(6,083)	42,728	(6,123)
Other debt securities	—	—	8,799	(1,026)	8,799	(1,026)
Bank issued trust preferred securities	—	—	1,169	(317)	1,169	(317)
Total	$17,428	$(206)	$155,243	$(27,081)	$172,671	$(27,287)
The total available-for-sale portfolio consisted of approximately 389 securities at June 30, 2024. The portfolio included 376 securities having an aggregate fair value of $175.4 million that were in a loss position at June 30, 2024. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $151.2 million at fair value at June 30, 2024. The $31.3 million aggregate unrealized loss included in accumulated other comprehensive loss at June 30, 2024 was caused by interest rate fluctuations.
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
(5) Intangible Assets
Mortgage Servicing Rights
On January 31, 2024, the Company sold its mortgage servicing rights portfolio and all serviced loans transferred to the new servicer on April 30, 2024. The balance of the servicing portfolio for loans sold to the secondary market was approximately $220.7 million at December 31, 2023 and $231.1 million at June 30, 2023. Mortgage loan servicing fees, reported in real estate servicing fees, net, earned on loans sold were $0.04 million and $0.1 million for the three and six months ended

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
June 30, 2024, respectively, compared to $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.
The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Six Months Ended June 30,
(in thousands)	2024	2023
Balance at beginning of period	$1,738	$2,899
Originated mortgage servicing rights	—	30
Sale proceeds	(1,589)	—
Changes in fair value:
Due to changes in model inputs and assumptions (1)	—	101
Other changes in fair value (2)	(149)	(128)
Total changes in fair value	(149)	(27)
Balance at end of period	$—	$2,902

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
Total changes in fair value are reported in real estate servicing fees, net, reported in non-interest income in the Company's consolidated statements of income. In the fourth quarter of 2023, the Company recognized a $1.1 million mortgage MSR valuation write-down upon accepting a letter of intent to sell the Company's servicing portfolio, which closed during the first quarter of 2024. Prior to the fourth quarter of 2023, valuation assumptions were reviewed with a third party specialist. The following key data and assumptions were used in estimating the fair value of the Company’s MSRs for the periods indicated/as of June 30, 2023:

	Six Months Ended June 30,
	2024	2023
Weighted average constant prepayment rate	NA	6.74%
Weighted average note rate	NA	3.47%
Weighted average discount rate	NA	11.00%
Weighted average expected life (in years)	NA	7.12

(6) Deposits
The table below presents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 and brokered deposits for the periods indicated.

(aggregate amounts in thousands)	June 30, 2024	December 31, 2023
Time deposits with balances > $250,000	$101,025	$108,147
Brokered deposits	$30,379	$161

(7) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of June 30, 2024, operating right of use (ROU) assets and liabilities were both $1.1 million. As of June 30, 2024, the weighted-average remaining lease term on these operating leases was approximately 4.7 years and the weighted-average discount rate used to measure the lease liabilities was approximately 4.0%.

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
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $0.06 million and $0.1 million for the three and six months ended June 30, 2024, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2023, respectively.
Lease and non-lease components of new lease agreements are accounted for separately. Lease components include fixed payments such as rent, real estate taxes and insurance costs and non-lease components include common-area maintenance costs. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Operating lease expense for these leases was $0.02 million and $0.04 million for the three and six months ended June 30, 2024, respectively, compared to $0.03 million and $0.06 million for the three and six months ended June 30, 2023, respectively.
The table below summarizes the maturity of remaining operating lease liabilities:

Lease payments due in:	Operating Lease
(in thousands)
2024 (excluding 6 months ended June 30, 2024)	$127
2025	257
2026	259
2027	262
2028	265
Thereafter	44
Total lease payments	$1,214
Less imputed interest	(104)
Total lease liabilities, as reported	$1,110
(8) Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements was 18.2% and 18.0% for the three and six months ended June 30, 2024, respectively, compared to 17.2% and 17.6% for the three and six months ended June 30, 2023, respectively. The effective tax rate for each of the three and six months ended June 30, 2024 and 2023, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning initiatives in making this assessment. In management's opinion, the Company will more likely than not realize the benefits of its deferred tax assets and, therefore, has not established a valuation allowance against its deferred tax assets as of June 30, 2024. Management arrived at this conclusion based upon the level of historical taxable income and projections for future taxable income of the appropriate character over the periods in which the deferred tax assets are deductible.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The Company follows ASC Topic 740, Income Taxes, which addresses the accounting for uncertain tax positions. For each of the three and six months ended June 30, 2024 and 2023, the Company did not have any uncertain tax provisions, and did not record any related tax liabilities.
(9) Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive (Loss) Income
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(21,461)	$7,699	$(13,762)
Other comprehensive loss, before reclassifications	(4,048)	(345)	(4,393)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive loss, before tax	(4,048)	(345)	(4,393)
Income tax benefit	850	72	922
Current period other comprehensive loss, net of tax	(3,198)	(273)	(3,471)
Balance at end of period	$(24,659)	$7,426	$(17,233)

	Six Months Ended June 30, 2023
(in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(36,657)	$4,943	$(31,714)
Other comprehensive income (loss), before reclassifications	1,743	(320)	1,423
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Current period other comprehensive income (loss), before tax	1,743	(320)	1,423
Income tax (expense) benefit	(366)	67	(299)
Current period other comprehensive income (loss), net of tax	1,377	(253)	1,124
Balance at end of period	$(35,280)	$4,690	$(30,590)

(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

(10) Share-Based Compensation
Equity-Based Compensation Plan
At the 2023 Annual Meeting of Shareholders, held on June 6, 2023, the Company's shareholders approved the Hawthorn Bancshares, Inc. Equity Incentive Plan (the Equity Plan), which was previously approved by the Company's Board of Directors. The purpose of the Equity Plan is to allow eligible participants of the Company and its subsidiaries to acquire or increase a proprietary and vested interest in the growth and performance of the Company. The Equity Plan is also designed to assist the Company in attracting and retaining selected service providers by providing them with the opportunity to participate in the success and profitability of the Company. The terms of the Equity Plan provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, other equity-based awards and cash awards. Subject to certain adjustments, the maximum number of shares of the Company's common stock that may be delivered pursuant to awards under the Equity Plan is 203,000 shares. Eligible participants under the Equity Plan

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
include all employees, non-employee directors and consultants of the Company or its subsidiaries. The Equity Plan is currently administered by the Compensation Committee of the Board of Directors
The Compensation Committee adopted a form of restricted stock unit award agreement (service-based vesting). The Company issues restricted share units ("RSUs") to provide additional incentives to key officers, employees, and non-employee directors. Awards are granted as determined by the Compensation Committee. The service-based RSUs vest, and shares of common stock are issued, in equal installments on the first, second, and third anniversaries of the date of grant.
The following table summarizes the status of the Company's RSUs for the six months ended June 30, 2024:

	RSUs
(in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at January 1, 2024	18,277	$20.63
Granted	11,151	20.18
Vested	(4,092)	19.80
Forfeited	—	—
Non-vested at June 30, 2024	25,336	$20.20
The fair value of the RSUs units is determined using the Company’s stock price on the date of grant. Total share-based compensation expense recognized for the three and six months ended June 30, 2024 for these RSUs was $0.04 million and $0.1 million, respectively. No share-based compensation expense was recognized for the three and six months ended June 30, 2023. Forfeitures will be recognized as they occur.
At June 30, 2024, there was $0.5 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.5 years.

(11) Employee Benefit Plans
Employee Benefits
Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Payroll taxes	$384	$387	$827	$854
Medical plans	408	427	836	894
401(k) match and profit sharing	295	221	620	511
Periodic pension cost	245	247	528	531
Other	—	8	1	19
Total employee benefits	$1,332	$1,290	$2,812	$2,809
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
The accrued liability relating to the SERP was $1.8 million as of June 30, 2024, and the expense for the three and six months ended June 30, 2024 was $0.02 million and $0.05 million, respectively, compared to $0.01 million and $0.02 million for the three and six months ended June 30, 2023, respectively, and is recognized over the required service period.
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
Components of Net Pension Cost (Income) and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension cost (income) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Service cost - benefits earned during the year	$218	$219	$474	$473
Interest costs on projected benefit obligations (a)	366	349	738	714
Expected return on plan assets (a)	(589)	(544)	(1,179)	(1,089)
Expected administrative expenses	27	28	54	58
Amortization of unrecognized net gain (a)	(186)	(178)	(345)	(320)
Net periodic pension income	$(164)	$(126)	$(258)	$(164)

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
Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Basic and Diluted Earnings Per Share:
Net income available to shareholders	$4,629	$2,549	$9,085	$5,820
Basic weighted-average shares outstanding	6,995,956	7,039,323	7,014,063	7,039,323
Effect of dilutive equity-based awards	—	—	—	—
Diluted weighted-average shares outstanding	6,995,956	7,039,323	7,014,063	7,039,323
Basic earnings per share	$0.66	$0.36	$1.29	$0.83
Diluted earnings per share	$0.66	$0.36	$1.29	$0.83
The dilutive effect of RSUs is reflected in diluted earnings per share unless the impact is anti-dilutive, by application of the treasury stock method.
Repurchase Program
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The Company repurchased 51,692 common shares under the repurchase plan during the first six months of 2024 at an average cost of $19.46 per share totaling $1.0 million. As of June 30, 2024, $4.0 million remained available for share repurchases pursuant to the plan.
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
Loans Held for Sale
The fair value of the commitment in forward sale agreements loans is the price at which they could be sold in the principal market at the measurement date, therefore the Company classifies these loans as Level 2.
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
Mortgage Servicing Rights (MSRs)
The Company sold its servicing portfolio on January 31, 2024. In prior periods, the fair value of MSRs is based on the discounted value of estimated future cash flows utilizing contractual cash flows, servicing rate, constant prepayment rate, servicing cost, and discount rate factors. Accordingly, the fair value is estimated based on a valuation model that calculates the present value of estimated future net servicing income. The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds, market discount rates, cost to service, float earnings rates, and other ancillary income, including

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
late fees. The valuation models estimate the present value of estimated future net servicing income. The Company classifies its MSRs as Level 3.

		Fair Value Measurements
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2024
Assets:
U.S. government and federal agency obligations	$394	$—	$394	$—
U.S. government-sponsored enterprises	12,727	—	12,727	—
Obligations of states and political subdivisions	102,825	—	102,825	—
Mortgage-backed securities	56,642	—	56,642	—
Other debt securities	11,525	—	11,525	—
Bank-issued trust preferred securities	1,212	—	1,212	—
Equity securities	63	63	—	—
Interest rate lock commitments	11	—	—	11
Forward sale commitments	1	—	1	—
Loans held for sale	1,368	—	1,368	—
Total	$186,768	$63	$186,694	$11
Liabilities:
Interest rate lock commitments	$1	$—	$—	$1
Forward sale commitments	5	—	5	—
Total	$6	$—	$5	$1

December 31, 2023
Assets:
U.S. Treasury	$1,978	$1,978	$—	$—
U.S. government and federal agency obligations	427	—	427	—
U.S. government-sponsored enterprises	21,822	—	21,822	—
Obligations of states and political subdivisions	106,885	—	106,885	—
Mortgage-backed securities	45,640	—	45,640	—
Other debt securities	10,821	—	10,821	—
Bank-issued trust preferred securities	1,169	—	1,169	—
Equity securities	78	78	—	—
Interest rate lock commitments	43	—	—	43
Loans held for sale	3,884	—	3,884	—
Mortgage servicing rights	1,738	—	—	1,738
Total	$194,485	$2,056	$190,648	$1,781
Liabilities:
Interest rate lock commitments	$2	$—	$—	$2
Forward sale commitments	41	—	41	—
Total	$43	$—	$41	$2

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,738	$2,899	$41	$2
Total gains or (losses) (realized/unrealized):
Included in earnings	(149)	(27)	(11)	(18)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	(1,589)	—	(76)	(110)
Issues	—	30	56	141
Balance at end of period	$—	$2,902	$10	$15
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral Dependent Impaired Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff trained to perform in-house evaluations and also to review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of June 30, 2024, the Company identified $1.6 million in collateral-dependent loans that required a $0.6 million specific allowance for credit losses. Related to these loans, there were $1.9 million in charge-offs recorded in each of the three and six months ended June 30, 2024. As of June 30, 2023, the Company identified $2.9 million in collateral-dependent loans that required a $0.03 million specific allowance for credit losses. Related to these loans, there were $0.02 million and $0.03 million in charge-offs recorded during the three and six months ended June 30, 2023, respectively.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, Total Gains (Losses)*	Six Months Ended June 30, Total Gains (Losses)*
June 30, 2024
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$13	—	—	$13	$(1,835)	$(1,835)
Real estate construction − residential	260	—	—	260	—	—
Real estate mortgage - residential	—	—	—	—	(22)	(22)
Real estate mortgage - commercial	740	—	—	740	(66)	(89)
Total	$1,013	$—	$—	$1,013	$(1,923)	$(1,946)
Other real estate and repossessed assets	$3,625	$—	$—	$3,625	$446	$480
June 30, 2023
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$50	$—	$—	$50	$—	$—
Real estate mortgage - residential	120	—	—	120	—	—
Real estate mortgage - commercial	2,660	—	—	2,660	(20)	(25)
Total	$2,830	$—	$—	$2,830	$(20)	$(25)
Other real estate and repossessed assets	$6,429	$—	$—	$6,429	$(1,792)	$(1,783)

*Total gains (losses) reported for other real estate and foreclosed assets include charge-offs, valuation write downs, and net losses taken during the periods reported.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2024 and December 31, 2023 is as follows:

			June 30, 2024
			Fair Value Measurements
	June 30, 2024		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$16,754	$16,754	$16,754	$—	$—
Federal funds sold and overnight interest-bearing deposits	59,088	59,088	59,088	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Available-for-sale securities	185,325	185,325	0	185,325	—
Other investment securities	5,834	5,834	63	5,771	—
Loans, net	1,476,524	1,383,371	—	—	1,383,371
Loans held for sale	1,368	1,368	—	1,368	—
Cash surrender value - life insurance	38,109	38,109	—	38,109	—
Interest rate lock commitments	11	11	—	—	11
Forward sale commitments	1	1	—	1	—
Accrued interest receivable	7,981	7,981	7,981	—	—
Liabilities:
Deposits:
Non-interest bearing demand	$401,618	$401,618	$401,618	$—	$—
Savings, interest checking and money market	804,183	804,183	804,183	—	—
Time deposits	344,449	342,279	—	—	342,279
FHLB advances and other borrowings	99,100	99,100	100	99,000	—
Subordinated notes	49,486	40,365	—	40,365	—
Interest rate lock commitments	1	1	—	—	1
Forward sale commitments	5	5	—	5	—
Accrued interest payable	2,113	2,113	2,113	—	—

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
The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At June 30, 2024, the allowance for credit losses for unfunded commitments was $0.9 million.
The contractual amounts of off-balance-sheet financial instruments were as follows as of the dates indicated:

(in thousands)	June 30, 2024	December 31, 2023
Commitments to extend credit	$310,584	$286,939
Interest rate lock commitments	2,131	3,694
Forward sale commitments	1,341	3,779
Standby letters of credit	48,200	111,631
Total	$362,256	$406,043
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
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit ranged from one month to five years at June 30, 2024.
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

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the "Company", "we", "our", or "us"), including, without limitation:
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

We have described additional factors that could cause actual results to be materially different from those described in the forward-looking statements under the caption Risk Factors in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"), and in other reports filed by us with the Securities and Exchange Commission ("SEC") from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time.

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the "Bank"), the Company, with $1.8 billion in assets at June 30, 2024, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration loans, comprehensive suite of cash management services, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.
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
The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. The Bank is supervised and regulated by the FDIC and the Missouri Division of Finance. Regular examinations are conducted by representatives of these regulatory bodies. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of shareholders. The Company is also subject to supervision and examination by the Board of Governors of the Federal Reserve System.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Net interest income	$14,172	$14,202	$28,920	$28,150
Provision for credit losses on loans & unfunded commitments	457	—	227	680
Non-interest income	3,996	1,596	7,015	4,778
Investment securities (losses) gains, net	(15)	7	(15)	15
Non-interest expense	12,034	12,725	24,609	25,202
Income before income taxes	5,662	3,080	11,084	7,061
Income tax expense	1,033	531	1,999	1,241
Net income	$4,629	$2,549	$9,085	$5,820
Basic earnings per share	$0.66	$0.36	$1.29	$0.83
Diluted earnings per share	$0.66	$0.36	$1.29	$0.83
Efficiency ratio (1)	66.2%	80.5%	68.5%	80.5%
Net interest margin	3.33%	3.19%	3.36%	3.17%
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2024	2023	2024	2023
Key financial ratios
Book value per share (2)			$19.71	$17.97
Market price per share			$19.80	$17.95
Cash dividends paid on common stock	$1,194	$1,151	$2,391	$2,301
Return on total assets	1.02%	0.54%	0.99%	0.62%
Return on stockholders' equity	13.75%	7.99%	13.43%	9.10%
Average stockholders' equity to total assets	7.40%	6.76%	7.41%	6.81%

Capital Ratios
Stockholders' equity to assets	7.48%	6.65%
Total risk-based capital ratio	14.30%	13.99%
Tier 1 risk-based capital ratio	12.94%	12.51%
Common equity Tier 1 capital	10.02%	9.92%
Tier 1 leverage ratio (1)	10.94%	10.46%

Asset Quality
Net loan charge-offs (recoveries)	$1,977	$(92)	$2,046	$(40)
Non-performing loans	$4,437	$3,847
Classified assets	$14,587	$36,574
Non-performing loans to total loans	0.30%	0.25%
Non-performing assets to total assets	0.44%	0.54%
Allowance for credit losses to total loans	1.47%	1.42%
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets
(2)Book value per share is calculated using weighted average shares

Results of Operations Highlights:
Consolidated net income of $4.6 million, or $0.66 per diluted share, for the second quarter ended June 30, 2024 increased $2.1 million, or 81.6%, compared to $2.5 million, or $0.36 per diluted share, for the second quarter ended June 30, 2023. For the second quarter 2024, the return on average assets was 1.02%, the return on average stockholders’ equity was 13.75%, and the efficiency ratio was 66.2%.
For the six months ended June 30, 2024 consolidated net income increased $3.3 million, or 56.1%, to $9.1 million, or $1.29 per diluted share, compared to $5.8 million, or $0.83 per diluted share, for the six months ended June 30, 2023. For the six months ended June 30, 2024, the return on average assets was 0.99%, the return on average stockholders’ equity was 13.43%, and the efficiency ratio was 68.5%.
The Company continues to see a positive impact from focusing on the core business of the Bank. The Company's sale of its mortgage servicing rights portfolio closed during the second quarter 2024, and the Company remains committed to expanding our products and services to our core customer base, while managing operating expenses.
Net interest income was consistent at $14.2 million for both the second quarter ended June 30, 2024 and June 30, 2023. Net interest margin, on a fully taxable equivalent basis ("FTE"), was 3.33% for the second quarter 2024, an increase from 3.19% for the second quarter 2023.
Net interest income of $28.9 million for the six months ended June 30, 2024 increased $0.7 million compared to $28.2 million for the six months ended June 30, 2023. Net interest margin, on a FTE basis, was 3.36% for the six months ended June 30, 2024, an increase from 3.17% for the six months ended June 30, 2023. The change to net interest margin on a FTE basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections below.
Non-interest income was $4.0 million and $7.0 million for the three and six months ended June 30, 2024, respectively, compared to $1.6 million and $4.8 million for the three and six months ended June 30, 2023, respectively. The increases were primarily due to earnings on bank-owned life insurance and the gain on sale of other real estate. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Non-interest expense was $12.0 million and $24.6 million the three and six months ended June 30, 2024, respectively, compared to $12.7 million and $25.2 million for the three and six months ended June 30, 2023, respectively. The decreases are primarily due to operating within a unified company culture, focusing on core business lines and improving operational efficiencies. The Company began investing in new technologies and utilizing consulting and professional services to accomplish these goals. These changes are discussed in greater detail under the Non-interest Income and Expense section below.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents decreased $17.6 million to $75.8 million as of June 30, 2024 compared to $93.4 million as of December 31, 2023 and increased $51.2 million compared to $24.6 million as of June 30, 2023. The Company purchased $19.0 million in securities and $35.0 million in bank-owned life insurance during the six months ended June 30, 2024. See the Liquidity Management section for further discussion.
Loans – Loans held for investment decreased $40.6 million to $1.50 billion as of June 30, 2024 compared to $1.54 billion as of December 31, 2023 and decreased $64.7 million compared to $1.56 billion as of June 30, 2023.
Asset quality – Non-performing loans totaled $4.4 million as of June 30, 2024, a decrease from $6.4 million as of December 31, 2023, and an increase from $3.8 million as of June 30, 2023. The decrease in non-performing loans at June 30, 2024 compared to December 31, 2023 is primarily due to a $1.8 million charged off commercial loan relationship and a $2.7 million commercial real estate loan that was placed in non-accrual status in the first quarter and proceeded to foreclosure in the second quarter. The allowance for credit losses to total loans was 1.47% at June 30, 2024, compared to 1.54% at December 31, 2023 and 1.42% at June 30, 2023. These changes are discussed in greater detail under the Lending and Credit Management section below.

Deposits – Total deposits decreased $20.6 million to $1.55 billion as of June 30, 2024 compared to $1.57 billion as of December 31, 2023, and increased $7.0 million compared to $1.54 billion as of June 30, 2023. The decrease in deposits at June 30, 2024 as compared to December 31, 2023 was primarily a result of a decrease in public funds partially offset by a high interest savings promotion.
Federal Home Loan Bank ("FHLB") advances and other borrowings – Total FHLB advances and other borrowings decreased $7.9 million to $99.1 million as of June 30, 2024 compared to $107.0 million as of December 31, 2023, and decreased $65.2 million compared to $164.3 million as of June 30, 2023
Capital – The Company maintains its “well capitalized” regulatory capital position. At June 30, 2024, capital ratios were as follows: total risk-based capital to risk-weighted assets 14.30%; tier 1 capital to risk-weighted assets 12.94%; tier 1 leverage 10.94%; and common equity to assets 7.48%.
Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest-earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a FTE basis for each of the three and six month periods ended June 30, 2024 and 2023, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$221,899	$3,652	6.62%	$230,088	$3,570	6.22%
Real estate construction - residential	45,303	864	7.67	49,427	879	7.13
Real estate construction - commercial	53,423	1,051	7.91	136,400	1,825	5.37
Real estate mortgage - residential	372,088	5,237	5.66	367,887	4,830	5.27
Real estate mortgage - commercial	801,011	10,536	5.29	747,080	8,889	4.77
Installment and other consumer	17,885	256	5.76	22,604	256	4.54
Total loans	$1,511,609	$21,596	5.75%	$1,553,486	$20,249	5.23%
Loans held for sale	2,786	36	5.20	2,369	33	5.59
Investment securities:
U.S. Treasury	498	7	5.65	5,106	52	4.08
U.S. government and federal agency obligations	13,073	140	4.31	25,661	104	1.63
Obligations of states and political subdivisions	101,646	757	3.00	111,152	876	3.16
Mortgage-backed securities	54,322	432	3.20	102,355	528	2.07
Other debt securities	12,628	183	5.83	11,792	173	5.88
Total investment securities	$182,167	$1,519	3.35%	$256,066	$1,733	2.71%
Other investment securities	6,106	150	9.88	7,026	108	6.17
Interest bearing deposits in other financial institutions	32,838	452	5.54	6,835	103	6.04
Total interest earning assets	$1,735,506	$23,753	5.50%	$1,825,782	$22,226	4.88%
All other assets	117,687			88,824
Allowance for credit losses	(23,635)			(22,160)
Total assets	$1,829,558			$1,892,446
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$246,339	$1,276	2.08%	$166,713	$16	0.04%
NOW accounts	196,667	650	1.33	197,469	490	1.00
Interest checking	119,545	1,361	4.58	141,626	1,550	4.39
Money market	222,410	1,206	2.18	300,564	1,586	2.12
Time deposits	346,615	3,075	3.57	349,271	2,335	2.68
Total interest bearing deposits	$1,131,576	$7,568	2.69%	$1,155,643	$5,977	2.07%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	5,192	24	1.85
Federal Home Loan Bank advances and other borrowings	104,832	831	3.19	112,651	815	2.90
Subordinated notes	49,486	985	8.01	49,486	909	7.37
Total borrowings	$154,318	$1,816	4.73%	$167,329	$1,748	4.19%
Total interest bearing liabilities	$1,285,894	$9,384	2.94%	$1,322,972	$7,725	2.34%
Demand deposits	397,180			430,959
Other liabilities	11,104			10,633
Total liabilities	$1,694,178			$1,764,564
Stockholders' equity	135,380			127,882
Total liabilities and stockholders' equity	$1,829,558			$1,892,446
Net interest income (FTE)		$14,369			$14,501
Net interest spread (FTE)			2.57%			2.54%
Net interest margin (FTE)			3.33%			3.19%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended June 30, 2024 and 2023. Such adjustments totaled $0.2 million and $0.3 million for the three months ended June 30, 2024 and 2023, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

	Six Months Ended June 30, 2024
	2024			2023
(Dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$221,010	$7,257	6.60%	$231,271	$6,941	6.05%
Real estate construction - residential	51,624	1,988	7.74	43,185	1,487	6.94
Real estate construction - commercial	74,953	2,519	6.76	142,093	3,687	5.23
Real estate mortgage - residential	372,085	10,481	5.66	364,886	9,339	5.16
Real estate mortgage - commercial	779,558	20,601	5.31	733,666	17,203	4.73
Installment and other consumer	18,896	545	5.80	22,849	483	4.26
Total loans	$1,518,126	$43,391	5.75%	$1,537,950	$39,140	5.13%
Loans held for sale	2,463	66	5.39	2,559	60	4.73
Investment securities:
U.S. Treasury	988	26	5.29	4,153	81	3.93
U.S. government and federal agency obligations	15,892	362	4.58	25,360	202	1.61
Obligations of states and political subdivisions	103,634	1,510	2.93	110,996	1,773	3.22
Mortgage-backed securities	50,539	740	2.94	103,084	1,051	2.06
Other debt securities	12,289	359	5.87	11,957	344	5.80
Total investment securities	$183,342	$2,997	3.29%	$255,550	$3,451	2.72%
Other investment securities	6,268	287	9.21	6,660	200	6.06
Federal funds sold	2	—	—	56	1	3.60
Interest bearing deposits in other financial institutions	44,711	1,263	5.68	27,425	640	4.71
Total interest earning assets	$1,754,912	$48,004	5.50%	$1,830,200	$43,492	4.79%
All other assets	105,457			88,070
Allowance for credit losses	(23,743)			(18,989)
Total assets	$1,836,626			$1,899,281
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$237,525	$2,301	1.95%	$169,627	$30	0.04%
NOW accounts	201,848	1,407	1.40	202,995	1,021	1.01
Interest checking	131,958	2,986	4.55	161,072	3,489	4.37
Money market	228,299	2,429	2.14	304,104	2,955	1.96
Time deposits	341,323	5,910	3.48	329,917	4,034	2.47
Total interest bearing deposits	$1,140,953	$15,033	2.65%	$1,167,715	$11,529	1.99%
Federal funds purchased and securities sold under agreements to repurchase	—	—	—	5,214	45	1.74
Federal Home Loan Bank advances and other borrowings	107,960	1,680	3.13	104,734	1,355	2.61
Subordinated notes	49,486	1,975	8.03	49,486	1,781	7.26
Total borrowings	$157,446	$3,655	4.67%	$159,434	$3,181	4.02%
Total interest bearing liabilities	$1,298,399	$18,688	2.89%	$1,327,149	$14,710	2.24%
Demand deposits	390,876			431,795
Other liabilities	11,343			10,971
Total liabilities	$1,700,618			$1,769,915
Stockholders' equity	136,008			129,366
Total liabilities and stockholders' equity	$1,836,626			$1,899,281
Net interest income (FTE)		$29,316			$28,782
Net interest spread (FTE)			2.61%			2.56%
Net interest margin (FTE)			3.36%			3.17%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the six months ended June 30, 2024 and 2023. Such adjustments totaled $0.4 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a FTE basis, by major category of interest earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2024 compared to the three and six months ending ended June 30, 2023, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024 vs. 2023			2024 vs. 2023
		Change due to			Change due to
(in thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$82	$(130)	$212	$316	$(316)	$632
Real estate construction - residential	(15)	(76)	61	501	311	190
Real estate construction - commercial	(774)	(1,401)	627	(1,168)	(2,054)	886
Real estate mortgage - residential	407	56	351	1,142	187	955
Real estate mortgage - commercial	1,647	667	980	3,398	1,118	2,280
Installment and other consumer	—	(60)	60	62	(93)	155
Loans held for sale	3	5	(2)	6	(2)	8
Investment securities:
U.S. Treasury	(45)	(59)	14	(55)	(76)	21
U.S. government and federal agency obligations	36	(70)	106	160	(99)	259
Obligations of states and political subdivisions	(119)	(72)	(47)	(263)	(113)	(150)
Mortgage-backed securities	(96)	(309)	213	(311)	(660)	349
Other debt securities	10	12	(2)	15	10	5
Other investment securities	42	(16)	58	87	(12)	99
Federal funds sold	—	—	—	(1)	—	(1)
Interest bearing deposits in other financial institutions	349	358	(9)	623	466	157
Total interest income	$1,527	$(1,095)	$2,622	$4,512	$(1,333)	$5,845
Interest expense:
Savings	$1,260	$11	$1,249	$2,271	$17	$2,254
NOW accounts	160	(2)	162	386	(6)	392
Interest checking	(189)	(249)	60	(503)	(651)	148
Money market	(380)	(422)	42	(526)	(785)	259
Time deposits	740	(18)	758	1,876	144	1,732
Federal funds purchased and securities sold under agreements to repurchase	(24)	(12)	(12)	(45)	(22)	(23)
FHLB advances and other borrowings	16	(59)	75	325	43	282
Subordinated notes	76	—	76	194	—	194
Total interest expense	$1,659	$(751)	$2,410	$3,978	$(1,260)	$5,238
Net interest income on a FTE basis	$(132)	$(344)	$212	$534	$(73)	$607
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three and six months ended June 30, 2024 and 2023. Such adjustments totaled $0.2 million and $0.4 million for the three and six months ended June 30, 2024, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the quarter ended June 30, 2024 compared to the quarter ended June 30, 2023 reflected a decrease in net interest income, on a FTE basis, of $0.1 million, or 0.9%, and financial results for the the six months ended June 30, 2024 compared to the six months ended June 30, 2023 reflected an increase of $0.5 million, or 1.9%. Measured as a percentage of average earning assets, the net interest margin (expressed on a FTE basis) increased to 3.33% for the quarter ended June 30, 2024 compared to 3.19% for the quarter ended June 30, 2023, and increased to 3.36% for the six months ended June 30, 2024 compared to 3.17% for the six months ended June 30, 2023.
Average interest-earning assets decreased $90.3 million, or 4.9%, to $1.74 billion for the quarter ended June 30, 2024 compared to $1.83 billion for the quarter ended June 30, 2023, and average interest-bearing liabilities decreased $37.1 million, or 2.8%, to $1.29 billion for the quarter ended June 30, 2024 compared to $1.32 billion for the quarter ended June 30, 2023.
Average interest-earning assets decreased $75.3 million, or 4.1%, to $1.75 billion for the six months ended June 30, 2024 compared to $1.83 billion for the six months ended June 30, 2023, and average interest-bearing liabilities decreased $28.8 million, or 2.2%, to $1.30 billion for the six months ended June 30, 2024 compared to $1.33 billion for the six months ended June 30, 2023.
Total interest income (expressed on a FTE basis) was $23.8 million and $48.0 million for the three and six months ended June 30, 2024, respectively, compared to $22.2 million and $43.5 million for the three and six months ended June 30, 2023, respectively. The Company’s rates earned on interest earning assets were consistent at 5.50% for the three and six months ended June 30, 2024, respectively, compared to 4.88% and 4.79% for the three and six months ended June 30, 2023, respectively.
Interest income on loans held for investment was $21.6 million and $43.4 million for the three and six months ended June 30, 2024, respectively, compared to $20.2 million and $39.1 million for the three and six months ended June 30, 2023, respectively.
Average loans outstanding decreased $41.9 million, or 2.7%, to $1.51 billion for the quarter ended June 30, 2024 compared to $1.55 billion for the quarter ended June 30, 2023. The average yield on loans increased to 5.75% for the quarter ended June 30, 2024 compared to 5.23% for the quarter ended June 30, 2023.
Average loans outstanding decreased $19.8 million, or 1.3%, to $1.52 billion for the six months ended June 30, 2024 compared to $1.54 billion for the six months ended June 30, 2023. The average yield on loans increased to 5.75% for the six months ended June 30, 2024 compared to 5.13% for the six months ended June 30, 2023. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively, compared to $1.7 million and $3.5 million for the three and six months ended June 30, 2023, respectively.
Average securities decreased $73.9 million, or 28.9%, to $182.2 million for the quarter ended June 30, 2024 compared to $256.1 million for the quarter ended June 30, 2023. The average yield on securities increased to 3.35% for the quarter ended June 30, 2024 compared to 2.71% for the quarter ended June 30, 2023
Average securities decreased $72.2 million, or 28.3%, to $183.3 million for the six months ended June 30, 2024 compared to $255.6 million for the six months ended June 30, 2023. The average yield on securities increased to 3.29% for the six months ended June 30, 2024 compared to 2.72% for the six months ended June 30, 2023. During the fourth quarter of 2023, the Company repositioned its balance sheet by selling $83.7 million in book value of investment securities, with an average yield of 1.57%. See the Liquidity Management section for further discussion.
Total interest expense was $9.4 million and $18.7 million for the three and six months ended June 30, 2024, respectively, compared to $7.7 million and $14.7 million for the three and six months ended June 30, 2023, respectively. The Company’s rates paid on interest bearing liabilities were 2.94% and 2.89% for the three and six months ended June 30, 2024, respectively, compared to 2.34% and 2.24% for the three and six months ended June 30, 2023, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits was $7.6 million and $15.0 million for the three and six months ended June 30, 2024, respectively, compared to $6.0 million and $11.5 million for the three and six months ended June 30, 2023, respectively.
Average interest-bearing deposits decreased $24.1 million, or 2.1%, to $1.13 billion for the quarter ended June 30, 2024 compared to $1.16 billion for the quarter ended June 30, 2023. The average cost of deposits increased to 2.69% for the quarter ended June 30, 2024 compared to 2.07% for the quarter ended June 30, 2023.
Average interest-bearing deposits decreased $26.8 million, or 2.3%, to $1.14 billion for the six months ended June 30, 2024 compared to $1.17 billion for the six months ended June 30, 2023. The average cost of deposits increased to 2.65% for the six months ended June 30, 2024 compared to 1.99% for the six months ended June 30, 2023.
Interest expense on borrowings was $1.8 million and $3.7 million for the three and six months ended June 30, 2024, respectively, compared to $1.7 million and $3.2 million for the three and six months ended June 30, 2023, respectively.
Average borrowings decreased $13.0 million, or 7.8%, to $154.3 million for the quarter ended June 30, 2024 compared to $167.3 million for the quarter ended June 30, 2023. The average cost of borrowings increased to 4.73% for the quarter ended June 30, 2024 compared to 4.19% for the quarter ended June 30, 2023.
Average borrowings decreased $2.0 million, or 1.2%, to $157.4 million for the six months ended June 30, 2024 compared to $159.4 million for the six months ended June 30, 2023. The average cost of borrowings increased to 4.67% for the six months ended June 30, 2024 compared to 4.02% for the six months ended June 30, 2023. The increase in average cost of borrowings was primarily a result from higher market interest rates.
Non-interest Income and Expense
Non-interest income for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service charges and other fees	$777	$737	$40	5.4%	$1,594	$1,420	$174	12.3%
Bank card income and fees	1,075	1,055	20	1.9%	2,048	2,015	33	1.6%
Earnings on bank-owned life insurance	505	14	491	NM	641	29	612	NM
Trust department income	317	266	51	19.2%	619	538	81	15.1%
Real estate servicing (costs) fees, net	(51)	99	(150)	(151.5)%	(48)	292	(340)	(116.4)%
Gain on sales of mortgage loans, net	398	667	(269)	(40.3)%	675	1,162	(487)	(41.9)%
Gains (losses) on other real estate owned, net	454	(1,793)	2,247	(125.3)%	488	(1,783)	2,271	(127.4)%
Other	521	551	(30)	(5.4)%	998	1,105	(107)	(9.7)%
Total non-interest income	$3,996	$1,596	$2,400	150.4%	$7,015	$4,778	$2,237	46.8%
Non-interest income as a % of total revenue *	22.0%	10.1%			19.5%	14.5%
*Total revenue is calculated as net interest income plus non-interest income.
NM = not meaningful
Total non-interest income increased $2.4 million, or 150.4%, to $4.0 million for the second quarter ended June 30, 2024 compared to $1.6 million for the second quarter ended June 30, 2023, and increased $2.2 million, or 46.8%, to $7.0 million for the six months ended June 30, 2024 compared to $4.8 million for the six months ended June 30, 2023. The increases are primarily due to earnings on bank-owned life insurance and the gain on sale of other real estate. During the second quarter of 2023, the Company recognized a $1.8 million valuation write-down on foreclosed property in other real estate owned based on a current appraisal. The remaining acres related to this property were sold in the second quarter of 2024, and the Company recognized a $0.4 million release of the valuation write-down.
Earnings on bank-owned life insurance increased to $0.5 million for the second quarter ended June 30, 2024 compared to $0.01 million for the second quarter ended June 30, 2023, and increased to $0.6 million for the six months ended June 30, 2024 compared to $0.03 million for the six months ended June 30, 2023. The Company purchased $35.0 million in bank-

owned life insurance policies in the first quarter of 2024. The earnings generated from these polices are primarily derived from the investment returns on the cash value component.
Real estate (costs) servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) decreased to $(0.05) million for the second quarter ended June 30, 2024 compared to $0.1 million for the second quarter ended June 30, 2023, and decreased to $(0.05) million for the six months ended June 30, 2024 compared to $0.3 million for the six months ended June 30, 2023. On January 31, 2024, the Company sold its servicing portfolio and the balance of the serviced loans transferred on April 30, 2024. The remaining servicing fees and costs were settled during the second quarter of 2024.
Gain on sales of mortgage loans decreased to $0.4 million for the second quarter ended June 30, 2024 compared to $0.7 million for the second quarter ended June 30, 2023, and decreased to $0.7 million for the six months ended June 30, 2024 compared to $1.2 million for the six months ended June 30, 2023. The Company sold $21.7 million and $38.0 million of mortgage loans for the three and six months ended June 30, 2024, respectively, compared to $26.9 million and $47.2 million for the three and six months ended June 30, 2023, respectively.
Non-interest expense for the periods indicated was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
(Dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries	$5,392	$5,560	$(168)	(3.0)%	$10,642	$11,045	$(403)	(3.6)%
Employee benefits	1,332	1,290	42	3.3	2,812	2,809	3	0.1
Occupancy expense, net	708	801	(93)	(11.6)	1,521	1,595	(74)	(4.6)
Furniture and equipment expense	722	716	6	0.8	1,478	1,467	11	0.7
Processing, network and bank card expense	1,362	1,320	42	3.2	2,732	2,477	255	10.3
Legal, examination, and professional fees	512	443	69	15.6	1,335	948	387	40.8
Advertising and promotion	256	353	(97)	(27.5)	513	709	(196)	(27.6)
Postage, printing, and supplies	190	179	11	6.1	357	373	(16)	(4.3)
Loan expense	216	239	(23)	(9.6)	389	624	(235)	(37.7)
Other	1,344	1,824	(480)	(26.3)	2,830	3,155	(325)	(10.3)
Total non-interest expense	$12,034	$12,725	$(691)	(5.4)%	$24,609	$25,202	$(593)	(2.4)%
Efficiency ratio*	66.2%	80.5%			68.5%	76.5%
Number of full-time equivalent employees	276	315			276	315
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense decreased $0.7 million, or 5.4%, to $12.0 million for the second quarter ended June 30, 2024 compared to $12.7 million for the second quarter ended June 30, 2023, and decreased $0.6 million, or 2.4%, to $24.6 million for the six months ended June 30, 2024 compared to $25.2 million for the six months ended June 30, 2023.
Salaries decreased $0.2 million, or 3.0%, to $5.4 million for the second quarter ended June 30, 2024 compared to $5.6 million for the second quarter ended June 30, 2023, and decreased $0.4 million, or 3.6%, to $10.6 million for the six months ended June 30, 2024 compared to $11.0 million for the six months ended June 30, 2023. The decrease was primarily due to a planned reduction of full-time employees during the fourth quarter of 2023.
Legal, examination and professional fees increased $0.1 million, or 15.6%, to $0.5 million for the second quarter ended June 30, 2024 compared to $0.4 million for the second quarter ended June 30, 2023, and increased $0.4 million, or 40.8%, to $1.3 million for the six months ended June 30, 2024 compared to $0.9 million for the six months ended June 30, 2023. The increase was primarily due to consulting, audit, and legal fees related to strategic planning initiatives. Included in this increase was a settlement agreement resulting from terminating a contract related to a digital account opening project canceled in the fourth quarter of 2023.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements was 18.2% and 18.0% for the three and six months ended June 30, 2024, respectively, compared to 17.2% and 17.6% for the three and six months ended June 30, 2023, respectively. The effective tax rate for each of the three and six months ended June 30, 2024 and 2023, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 79.9% of total assets as of June 30, 2024 compared to 80.8% as of December 31, 2023.
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
Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated is as follows:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$217,098	14.3%	$226,275	14.7%
Real estate construction − residential	37,048	3.1	58,347	3.8
Real estate construction − commercial	55,515	3.5	130,296	8.5
Real estate mortgage − residential	374,074	24.7	372,391	24.2
Real estate mortgage − commercial	797,950	53.2	731,024	47.5
Installment and other consumer	16,819	1.2	20,814	1.3
Total loans held for investment	$1,498,504	100.0%	$1,539,147	100.0%
Commercial Real Estate Loans
Commercial real estate loans ("CRE") consist primarily of income-producing investment property loans. Additionally, CRE loans include 1-4 family property loans as well as land and development loans.
The following table shows the categories of the Company's non-owner occupied CRE loan portfolio at June 30, 2024 and December 31, 2023:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
1-4 Family Construction	$37,048	6.1%	$58,347	9.1%
Residential Building Construction	19,220	3.2	29,149	4.5
Commercial and Institutional Building Construction	7,259	1.2	24,778	3.9
Land Subdivision	5,289	0.9	42,561	6.6
Other Construction	23,747	3.9	33,807	5.3
Multi Family	202,589	33.3	144,254	22.4
Hotel & Food Service	64,167	10.5	66,244	10.3
Retail	169,993	28.0	157,890	24.5
Industrial	18,856	3.1	14,741	2.3
Office Buildings	47,320	7.8	49,991	7.8
Other Real Estate	12,342	2.0	21,445	3.3
Total Commercial Real Estate - Non Owner Occupied	$607,830	100.0%	$643,207	100.0%
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

Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Non-accrual loans:
Commercial, financial, and agricultural	$702	$2,228
Real estate construction − residential	454	432
Real estate construction − commercial	59	69
Real estate mortgage − residential	889	587
Real estate mortgage − commercial	1,305	2,978
Installment and other consumer	11	—
Total	$3,420	$6,294
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage − residential	$293	$115
Real estate mortgage − commercial	709	—
Installment and other consumer	15	4
Total	$1,017	$119
Total non-performing loans (a)	4,437	6,413
Other real estate owned and repossessed assets	3,625	1,744
Total non-performing assets (b)	$8,062	$8,157

Loans held for investment	$1,498,504	$1,539,147
Allowance for credit losses on loans	$21,980	$23,744
Allowance for credit losses to loans	1.47%	1.54%
Non-accrual loans to total loans	0.23%	0.41%
Non-performing loans to loans (a)	0.30%	0.42%
Non-performing assets to loans (b)	0.54%	0.53%
Non-performing assets to assets (b)	0.44%	0.43%
Allowance for credit losses to non-accrual loans	642.69%	377.25%
Allowance for credit losses to non-performing loans	495.38%	370.25%
(a)Non-performing loans include loans 90 days past due and accruing, non-accrual loans, and non-performing TDRs included in non-accrual loans and 90 days past due.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $8.1 million, or 0.54% of total loans, at June 30, 2024 compared to $8.2 million, or 0.53% of total loans, at December 31, 2023.
Total non-accrual loans at June 30, 2024 decreased $2.9 million, or 45.7%, to $3.4 million compared to $6.3 million at December 31, 2023. The decrease in non-accrual loans is primarily due to a $1.8 million charged off commercial loan relationship and a $2.7 million commercial real estate loan that went to non-accrual status in the first quarter and proceeded to foreclosure in the second quarter.
There were $1.0 million in loans past due 90 days and still accruing interest at June 30, 2024 compared to $0.1 million at December 31, 2023. Other real estate and repossessed assets were $3.6 million and $1.7 million at June 30, 2024 and December 31, 2023, respectively. There were $2.7 million and $0.04 million in non-accrual loans added to other real estate owned and repossessed assets during the six months ended June 30, 2024 and 2023, respectively.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
The following table is a summary of the allocation of the allowance for credit losses:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for credit losses at end of period:
Commercial, financial, and agricultural	$1,621	14.3%	$3,208	14.7%
Real estate construction − residential	598	3.1	1,043	3.8
Real estate construction − commercial	1,477	3.5	3,273	8.5
Real estate mortgage − residential	5,213	24.7	5,264	24.2
Real estate mortgage − commercial	12,908	53.2	10,537	47.5
Installment and other consumer	163	1.2	232	1.3
Unallocated	—	—	187	—
Total	$21,980	100.0%	$23,744	100.0%
The allowance for credit losses was $22.0 million, or 1.47%, of loans outstanding at June 30, 2024 compared to $23.7 million, or 1.54%, of loans outstanding at December 31, 2023. The ratio of the allowance for credit losses to non-performing loans was 495.38% at June 30, 2024, compared to 370.25% at December 31, 2023.
Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2024	2023	2024	2023
Provision for credit losses on loans	$282	$165	$282	$815
Provision for (release of) credit losses for off-balance sheet commitments	175	(165)	(55)	(135)
Total provision for credit losses	$457	$—	$227	$680
The Company recognized a provision for credit losses of $0.5 million and $0.2 million for the three and six months ended June 30, 2024, respectively, compared to no provision and a $0.7 million provision for credit losses for the three and six months ended June 30, 2023, respectively. The increase in provision expense resulted from the increase in reserves related to unfunded commitments. .

The following table summarizes credit loss experience for the periods indicated:

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans
Commercial, financial, and agricultural	$(1,847)	$221,899	(0.83)%	$150	$230,088	0.07%
Real estate construction − residential	—	45,303	—	—	49,427	—
Real estate construction − commercial	—	53,423	—	—	136,400	—
Real estate mortgage − residential	(18)	372,088	—	2	367,887	—
Real estate mortgage − commercial	(67)	801,011	(0.01)	(20)	747,080	—
Installment and other consumer	(45)	17,885	(0.25)	(40)	22,604	(0.18)
Total	$(1,977)	$1,511,609	(0.13)%	$92	$1,553,486	0.01%

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans
Commercial, financial, and agricultural	$(1,868)	$221,010	(0.85)%	$131	$231,271	0.06%
Real estate construction − residential	—	51,624	—	—	43,185	—
Real estate construction − commercial	—	74,953	—	—	142,093	—
Real estate mortgage − residential	(18)	372,085	—	4	364,886	—
Real estate mortgage − commercial	(89)	779,558	(0.01)	(24)	733,666	—
Installment and other consumer	(71)	18,896	(0.38)	(71)	22,849	(0.31)
Total	$(2,046)	$1,518,126	(0.13)%	$40	$1,537,950	—%
Net Loan (Charge-Offs) Recoveries
The Company’s net charge-offs were comparable at $2.0 million for both the three and six months ended June 30, 2024 compared to net recoveries of $0.1 million and $0.04 million for the three and six months ended June 30, 2023, respectively. The charge-offs in the current quarter primarily related to one commercial loan relationship that was completely reserved for in the prior quarter.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. These loans are initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and other various secondary market investors. At June 30, 2024, the carrying amount of these loans was $1.4 million compared to $3.9 million at December 31, 2023.
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the six months ended June 30, 2024, the Company sold approximately $38.0 million of loans to investors compared to $47.2 million for the six months ended June 30, 2023. On January 31, 2024, the Company sold its servicing portfolio and the balance of the serviced loans transferred on April 30, 2024. The Company was servicing approximately $231.1 million of loans sold to the secondary market at June 30, 2023.
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

(in thousands)	June 30, 2024	December 31, 2023
Other interest-bearing deposits	$59,088	$77,775
Certificates of deposit in other banks	1,000	—
Available-for-sale investment securities	185,325	188,742
Total	$245,413	$266,517
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $185.3 million at June 30, 2024 and included an unrealized net loss of $31.2 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $2.1 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At June 30, 2024 and December 31, 2023, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $93.7 million and $99.5 million, respectively.
Total investment securities pledged for these purposes were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Federal Reserve Bank borrowings	$8,683	$9,048
Other deposits	82,930	80,175
Total pledged, at fair value	$91,613	$89,223
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At June 30, 2024, such deposits totaled $1.4 billion and represented 91.5% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at June 30, 2024 and December 31, 2023 were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Non-interest bearing demand	$401,618	$402,241
Interest checking	325,705	387,242
Savings and money market	478,468	459,049
Other time deposits	213,055	214,004
Total	$1,418,846	$1,462,536
Estimated uninsured deposits totaled $366.3 million, including $101.0 million of certificates of deposit, at June 30, 2024, compared to $387.1 million, including $108.1 million of certificates of deposit, at December 31, 2023. The Company had brokered deposits totaling $30.4 million and $0.2 million at June 30, 2024 and December 31, 2023, respectively.
Included in the uninsured deposits at June 30, 2024 and December 31, 2023 are public fund deposits greater than $250,000 which are collateralized by the Company totaling $106.5 million and $137.7 million, respectively.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, advances from the Federal Home Loan Bank (FHLB) and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2024, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $8.2 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2024. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at June 30, 2024.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of June 30, 2024, the Bank had $99.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at June 30, 2024 and December 31, 2023 were as follows:

(in thousands)	June 30, 2024	December 31, 2023
Federal Home Loan Bank advances	$99,000	$107,000
Other borrowings	100	—
Subordinated notes	49,486	49,486
Total	$148,586	$156,486
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

The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company:

	June 30, 2024				December 31, 2023
(in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$415,140	$8,167	$35,000	$458,307	$425,367	$8,563	$35,000	$468,930
Letters of credit	(44,500)	—	—	(44,500)	(107,500)	—	—	(107,500)
Advances outstanding	(99,000)	—	—	(99,000)	(107,000)	—	—	(107,000)
Total available	$271,640	$8,167	$35,000	$314,807	$210,867	$8,563	$35,000	$254,430
At June 30, 2024, loans of $709.0 million were pledged to the FHLB as collateral for borrowings and letters of credit. At June 30, 2024, investments with a market value of $8.7 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated liquidity needs in both the short and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $75.8 million at June 30, 2024 compared to $93.4 million at December 31, 2023. The $17.6 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2024. Cash flow provided by operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided total cash of $14.5 million for the six months ended June 30, 2024.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $0.3 million during the six months ended June 30, 2024. During the fourth quarter of 2023, the Company repositioned its balance sheet by selling $83.7 million in book value of investment securities, with an average yield of 1.57%. The cash flow primarily consisted of $19.0 million in purchases of securities and $35.0 million in purchases of bank owned life insurance policies, partially offset by a $35.9 million net decrease in loans held for investment.
Financing activities used total cash of $31.9 million during the six months ended June 30, 2024, resulting primarily from a $42.3 million decrease in interest-bearing transaction accounts. These decreases were partially offset by a $22.3 million increase in time deposits.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $362.3 million in unused loan commitments and standby letters of credit as of June 30, 2024. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $2.4 million and $2.3 million during the six months ended June 30, 2024 and 2023, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared $10.0 million and $3.0 million in dividends to the Company during the six months ended June 30, 2024 and 2023, respectively. At June 30, 2024 and December 31, 2023, the Company had cash and cash equivalents totaling $6.4 million and $6.8 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be repurchased under the plan, as well as the timing of any such repurchases. The Company repurchased 51,692 common shares under the repurchase plan during the first six months of 2024 at an average cost of $19.46 per share totaling $1.0 million. As of June 30, 2024, $4.0 million remained available for share repurchases pursuant to the plan. Repurchases under the plan may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for completion of share repurchases under the plan.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2024, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2024 and December 31, 2023. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III Capital Rules, at June 30, 2024 and December 31, 2023, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as the dates indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(Dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2024
Total Capital (to risk-weighted assets):
Company	$225,764	14.30%	$165,823	10.50%	$—	N.A%
Bank	218,730	13.92%	164,949	10.50%	157,094	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$204,344	12.94%	$134,237	8.50%	$—	N.A%
Bank	199,230	12.68%	133,530	8.50%	125,675	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$158,264	10.02%	$110,548	7.00%	$—	N.A%
Bank	199,230	12.68%	109,966	7.00%	102,111	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$204,344	10.94%	$74,704	4.00%	$—	N.A%
Bank	199,230	10.73%	74,247	4.00%	92,809	5.00%

December 31, 2023
Total Capital (to risk-weighted assets):
Company	$221,586	13.99%	$166,266	10.50%	$—	N.A%
Bank	219,043	13.91%	165,369	10.50%	157,494	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$199,395	12.59%	$134,596	8.50%	$—	N.A%
Bank	199,490	12.67%	133,870	8.50%	125,995	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$154,033	9.73%	$110,844	7.00%	$—	N.A%
Bank	199,490	12.67%	110,246	7.00%	102,371	6.50%
Tier 1 leverage ratio:
Company	$199,395	10.29%	$77,492	4.00%	$—	N.A%
Bank	199,490	10.31%	77,411	4.00%	96,763	5.00%

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
The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at June 30, 2024 and December 31, 2023.

	% Change in projected net interest income
Hypothetical shift in interest rates	June 30,	December 31,
(bps)	2024	2023
200	(1.97)%	(0.57)%
100	(0.87)%	(0.38)%
(100)	0.36%	0.51%
(200)	(0.69)%	0.49%
The change in the Company’s interest rate risk exposure from December 31, 2023 to June 30, 2024 was due to moderately higher rates on interest bearing assets projected to reprice in the next 12 months and projected repricing speeds on interest bearing assets and liabilities. In an immediate and sustained shock, interest bearing assets and liabilities are projected to reprice at relatively the same pace. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.
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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended June 30, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2024. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended June 30, 2024:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
April 2024	14,704	$18.94	14,704	$4,307,232
May 2024	10,993	$19.53	10,993	$4,092,583
June 2024	5,000	$19.74	5,000	$3,993,877
Total	30,697	$19.28	30,697	$3,993,877

*Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be repurchased by the Company from time to time, as well as the timing of any such repurchases. The Company repurchased 30,697 common shares under the repurchase plan during the second quarter 2024 at an average cost of $19.28 per share totaling $0.6 million. As of June 30, 2024, $4.0 million remained available for share repurchases pursuant to the plan.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended June 30, 2024 otherwise reportable under this Item 5.
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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

August 14, 2024	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Chris E. Hafner

August 14, 2024	Chris E. Hafner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)