Form 10-Q
period 2024-09-30
HAWTHORN BANCSHARES, INC.
filed 2024-11-14
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 14, 2024, the registrant had 6,986,723 shares of common stock, par value $1.00 per share, outstanding.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands, except per share data)	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Cash and due from banks	$19,411	$15,675
Other interest-bearing deposits	34,813	77,775
Cash and cash equivalents	54,224	93,450
Certificates of deposit in other banks	1,000	—
Available-for-sale debt securities, at fair value	203,292	188,742
Other investments	5,727	6,300
Loans held for investment	1,466,751	1,539,147
Allowance for credit losses	(21,937)	(23,744)
Net loans	1,444,814	1,515,403
Loans held for sale	315	3,884
Premises and equipment - net	31,324	32,047
Other real estate owned - net	4,385	1,744
Cash surrender value of bank-owned life insurance	38,511	2,624
Accrued interest receivable and other assets	26,177	31,156
Total assets	$1,809,769	$1,875,350
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$390,639	$402,241
Savings, interest checking and money market	811,954	846,452
Time deposits	300,911	322,151
Total deposits	1,503,504	1,570,844
Federal Home Loan Bank advances and other borrowings	96,525	107,000
Subordinated notes	49,486	49,486
Operating lease liabilities	1,758	1,213
Accrued interest payable and other liabilities	12,022	10,722
Total liabilities	1,663,295	1,739,265
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,554,893 shares	7,555	7,555
Surplus	76,856	76,818
Retained earnings	86,273	76,464
Accumulated other comprehensive loss, net of tax	(12,195)	(13,762)
Treasury stock; 568,170 and 515,570 shares, at cost, respectively	(12,015)	(10,990)
Total stockholders’ equity	146,474	136,085
Total liabilities and stockholders’ equity	$1,809,769	$1,875,350
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
INTEREST INCOME
Interest and fees on loans	$21,715	$22,134	$64,979	$61,105
Interest and fees on loans held for sale	13	59	80	119
Interest on investment securities:
Taxable	887	871	2,426	2,601
Nontaxable	594	618	1,782	1,876
Federal funds sold and Other interest-bearing deposits	469	85	1,732	726
Dividends on other investments	141	121	428	321
Total interest income	23,819	23,888	71,427	66,748
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,910	4,466	14,034	11,961
Time deposits	2,834	2,173	8,744	6,208
Total interest expense on deposits	7,744	6,639	22,778	18,169
Interest on federal funds purchased and securities sold under agreements to repurchase	—	38	1	83
Interest on Federal Home Loan Bank advances	759	1,075	2,438	2,430
Interest on subordinated notes	989	989	2,964	2,769
Total interest expense on borrowings	1,748	2,102	5,403	5,282
Total interest expense	9,492	8,741	28,181	23,451
Net interest income	14,327	15,147	43,246	43,297
Provision for credit losses on loans and unfunded commitments	500	110	726	790
Net interest income after provision for credit losses on loans and unfunded commitments	13,827	15,037	42,520	42,507
NON-INTEREST INCOME
Service charges and other fees	870	760	2,464	2,180
Bank card income and fees	1,037	1,029	3,084	3,044
Earnings on bank-owned life insurance	520	14	1,162	43
Trust department income	341	283	960	820
Real estate servicing fees, net	81	125	33	417
Gain on sale of mortgage loans, net	111	851	786	2,014
Gains (losses) on other real estate owned, net	262	(2,809)	751	(4,592)
Other	561	353	1,558	1,458
Total non-interest income	3,783	606	10,798	5,384
Investment securities gains (losses), net	8	3	(7)	18
NON-INTEREST EXPENSE
Salaries and employee benefits	6,539	7,124	19,993	20,978
Occupancy expense, net	843	842	2,364	2,437
Furniture and equipment expense	787	768	2,266	2,236
Processing, network, and bank card expense	1,480	1,320	4,212	3,797
Legal, examination, and professional fees	378	499	1,713	1,447
Advertising and promotion	198	375	711	1,084
Postage, printing, and supplies	215	248	571	621
Loan expense	126	147	515	771
Other	1,428	1,246	4,258	4,401
Total non-interest expense	11,994	12,569	36,603	37,772
Income before income taxes	5,624	3,077	16,708	10,137
Income tax expense	1,050	498	3,049	1,738
Net income	$4,574	$2,579	$13,659	$8,399
Basic earnings per share	$0.66	$0.36	$1.95	$1.19
Diluted earnings per share	$0.66	$0.36	$1.95	$1.19
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Net income	$4,574	$2,579	$13,659	$8,399
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax	5,174	(9,325)	1,976	(7,948)
Defined benefit pension plans:
Amortization of net gains included in net periodic pension cost, net of tax	(136)	(126)	(409)	(379)
Total other comprehensive income (loss)	5,038	(9,451)	1,567	(8,327)
Total comprehensive income (loss)	$9,612	$(6,872)	$15,226	$72

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended September 30, 2024 and 2023
(dollars in thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2024	$7,555	$76,808	$83,026	$(17,233)	$(11,915)	$138,241
Net income	—	—	4,574	—	—	4,574
Other comprehensive income	—	—	—	5,038	—	5,038
Share-based compensation expense	—	48	—	—	—	48
Purchase of treasury stock	—	—	—	—	(100)	(100)
Cash dividends declared, common stock ($0.19 per share)	—	—	(1,327)	—	—	(1,327)
Balance, September 30, 2024	$7,555	$76,856	$86,273	$(12,195)	$(12,015)	$146,474

Balance, June 30, 2023	$7,284	$77,047	$83,722	$(30,590)	$(10,990)	$126,473
Net income	—	—	2,579	—	—	2,579
Other comprehensive loss	—	—	—	(9,451)	—	(9,451)
Stock dividend	271	(271)	—	—	—	—
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,197)	—	—	(1,197)
Balance, September 30, 2023	$7,555	$76,776	$85,104	$(40,041)	$(10,990)	$118,404

	Nine Months Ended September 30, 2024 and 2023
(dollars in thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stock - holders' Equity
Balance, December 31, 2023	$7,555	$76,818	$76,464	$(13,762)	$(10,990)	$136,085
Net income	—	—	13,659	—	—	13,659
Other comprehensive income	—	—	—	1,567	—	1,567
Share-based compensation expense	—	119	—	—	—	119
Purchase of treasury stock	—	—	—	—	(1,106)	(1,106)
Restricted share unit vesting and taxes paid related to net share settlement	—	(81)	—	—	81	—
Cash dividends declared, common stock ($0.55 per share)	—	—	(3,850)	—	—	(3,850)
Balance, September 30, 2024	$7,555	$76,856	$86,273	$(12,195)	$(12,015)	$146,474

Balance, December 31, 2022	$7,284	$71,042	$91,789	$(31,714)	$(10,990)	$127,411
Adoption of ASU 2016-13	—	—	(5,581)	—	—	(5,581)
Balance, January 01, 2023	7,284	71,042	86,208	(31,714)	(10,990)	121,830
Net income	—	—	8,399	—	—	8,399
Other comprehensive loss	—	—	—	(8,327)	—	(8,327)
Stock dividend	271	5,734	(6,005)	—	—	—
Cash dividends declared, common stock ($0.51 per share)	—	—	(3,498)	—	—	(3,498)
Balance, September 30, 2023	$7,555	$76,776	$85,104	$(40,041)	$(10,990)	$118,404

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Cash flows from operating activities:
Net income	$13,659	$8,399
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses on loans and unfunded commitments	726	790
Depreciation expense	1,413	1,608
Net amortization of investment securities, premiums, and discounts	618	772
Change in fair value of mortgage servicing rights	—	52
Investment securities losses (gains), net	7	(18)
Gain on sales and dispositions of premises and equipment	(69)	(154)
Gain on sales and dispositions of other real estate	(356)	(49)
(Release of) provision for valuation allowance for other real estate owned	(386)	4,643
Share-based compensation expense	119	—
Increase in cash surrender value - life insurance	(887)	(43)
Decrease (increase) in other assets	4,053	(1,134)
Decrease in operating lease liabilities	(178)	(238)
Increase in other liabilities	1,369	146
Origination of mortgage loans held for sale	(40,640)	(84,821)
Proceeds from the sale of mortgage loans held for sale	44,995	84,382
Gain on sale of mortgage loans, net	(786)	(2,014)
Net cash provided by operating activities	23,657	12,321
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(1,000)	—
Proceeds from maturities of certificates of deposit in other banks	—	2,219
Purchase of bank-owned life insurance	(35,000)	—
Net decrease (increase) in loans	66,224	(35,469)
Purchase of available-for-sale debt securities	(32,919)	(9,468)
Proceeds from maturities of available-for-sale debt securities	7,996	15,252
Proceeds from calls of available-for-sale debt securities	12,256	615
Purchases of FHLB stock	(792)	(13,838)
Proceeds from sales of FHLB stock	1,358	13,204
Purchases of premises and equipment	(2,072)	(1,384)
Proceeds from sales of premises and equipment	425	158
Proceeds from sales of other real estate and repossessed assets	3,282	681
Net cash provided by (used in) investing activities	19,758	(28,030)
Cash flows from financing activities:
Net decrease in demand deposits	(11,602)	(28,338)
Net decrease in interest-bearing transaction accounts	(34,498)	(121,011)
Net (decrease) increase in time deposits	(21,240)	97,635
Net increase in federal funds purchased and securities sold under agreements to repurchase	—	1,009
Repayment of FHLB advances and other borrowings	(25,203)	(328,890)
FHLB advances	14,728	342,890
Purchase of treasury stock	(1,106)	—
Cash dividends paid - common stock	(3,720)	(3,452)
Net cash used in financing activities	(82,641)	(40,157)
Net decrease in cash and cash equivalents	(39,226)	(55,866)
Cash and cash equivalents, beginning of period	93,450	83,720
Cash and cash equivalents, end of period	$54,224	$27,854
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$28,197	$22,501
Income taxes	$—	$1,925
Non-cash investing and financing activities:
Transfer of loans to other real estate and repossessed assets	$3,490	$44
Right of use assets obtained in exchange for new operating lease liabilities	$723	$—
Dividends declared not paid - common stock	$1,327	$1,197
Stock dividends	$—	$6,005
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
(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s loans held for investment portfolio at September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commercial, financial, and agricultural	$202,341	$226,275
Real estate construction − residential	32,344	58,347
Real estate construction − commercial	65,432	130,296
Real estate mortgage − residential	369,103	372,391
Real estate mortgage − commercial	782,487	731,024
Installment and other consumer	15,044	20,814
Total loans held for investment	$1,466,751	$1,539,147
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Accrued interest on loans totaled $6.8 million and $7.2 million at September 30, 2024 and December 31, 2023, respectively, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At September 30, 2024, loans of $720.7 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following tables illustrate the changes in the allowance for credit losses by portfolio segment:

	Three Months Ended September 30, 2024
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$1,621	$598	$1,477	$5,213	$12,908	$163	$—	$21,980
Charge-offs	270	—	—	—	343	66	—	679
Recoveries	16	—	—	7	—	20	—	43
Provision for (release of) credit losses	263	(12)	347	62	69	29	(165)	593
Balance at end of period	$1,630	$586	$1,824	$5,282	$12,634	$146	$(165)	$21,937
Liability for Unfunded Commitments
Balance at beginning of period	$91	$126	$451	$110	$112	$1	$—	$891
Provision for (release of) credit losses on unfunded commitments	13	(27)	(103)	(3)	27	—	—	(93)
Balance at end of period	$104	$99	$348	$107	$139	$1	$—	$798
Allowance for credit losses on loans and liability for unfunded commitments	$1,734	$685	$2,172	$5,389	$12,773	$147	$(165)	$22,735

	Nine Months Ended September 30, 2024
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$3,208	$1,043	$3,273	$5,264	$10,537	$232	$187	$23,744
Charge-offs	2,158	—	—	23	433	196	—	2,810
Recoveries	36	—	—	12	—	80	—	128
Provision for (release of) credit losses	544	(457)	(1,449)	29	2,530	30	(352)	875
Balance at end of period	$1,630	$586	$1,824	$5,282	$12,634	$146	$(165)	$21,937
Liability for Unfunded Commitments
Balance at beginning of period	$197	$273	$245	$103	$110	$1	$18	$947
Provision for (release of) credit losses on unfunded commitments	(93)	(174)	103	4	29	—	(18)	(149)
Balance at end of period	$104	$99	$348	$107	$139	$1	$—	$798
Allowance for credit losses on loans and liability for unfunded commitments	$1,734	$685	$2,172	$5,389	$12,773	$147	$(165)	$22,735

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2023
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$1,844	$748	$3,422	$5,465	$10,295	$217	$245	$22,236
Charge-offs	16	—	—	—	3	76	—	95
Recoveries	9	—	—	2	1	9	—	21
Provision for (release of) credit losses	99	125	(157)	(153)	440	94	(148)	300
Balance at end of period	$1,936	$873	$3,265	$5,314	$10,733	$244	$97	$22,462
Liability for Unfunded Commitments
Balance at beginning of period	$112	$355	$414	$108	$126	$1	$21	$1,137
Provision for (release of) credit losses on unfunded commitments	9	(68)	(110)	(4)	(1)	—	(16)	(190)
Balance at end of period	$121	$287	$304	$104	$125	$1	$5	$947
Allowance for credit losses on loans and liability for unfunded commitments	$2,057	$1,160	$3,569	$5,418	$10,858	$245	$102	$23,409

	Nine Months Ended September 30, 2023
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$2,735	$157	$875	$3,329	$8,000	$326	$166	$15,588
Adoption of ASU 2016-13	(649)	291	2,894	1,890	1,613	(80)	(166)	5,793
Balance at January 1, 2023	2,086	448	3,769	5,219	9,613	246	—	21,381
Charge-offs	59	—	—	—	28	204	—	291
Recoveries	183	—	—	6	3	65	—	257
Provision for (release of) credit losses	(274)	425	(504)	89	1,145	137	97	1,115
Balance at end of period	$1,936	$873	$3,265	$5,314	$10,733	$244	$97	$22,462
Liability for Unfunded Commitments
Balance at beginning of period	$—	$—	$—	$—	$—	$—	$—	$—
Adoption of ASU 2016-13	104	341	569	107	150	1	—	1,272
Balance at January 1, 2023	104	341	569	107	150	1	—	1,272
Provision for (release of) credit losses on unfunded commitments	17	(54)	(265)	(3)	(25)	—	5	(325)
Balance at end of period	$121	$287	$304	$104	$125	$1	$5	$947
Allowance for credit losses on loans and liability for unfunded commitments	$2,057	$1,160	$3,569	$5,418	$10,858	$245	$102	$23,409
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
There have been no significant changes to the types of collateral securing the Company's collateral dependent loans since December 31, 2023.

The amortized cost of collateral-dependent loans by class as of September 30, 2024 and December 31, 2023 was as follows:

	Collateral Type
(dollars in thousands)	Real Estate	Other	Allowance Allocated
September 30, 2024
Commercial, financial, and agricultural	$—	$1,240	$124
Real estate construction − residential	454	—	194
Real estate mortgage − commercial	65	—	—
Total	$519	$1,240	$318
December 31, 2023
Commercial, financial, and agricultural	$—	$2,221	$1,300
Real estate construction − residential	432	—	164
Real estate mortgage − residential	46	—	19
Real estate mortgage − commercial	2,369	—	—
Total	$2,847	$2,221	$1,483
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
•Non-accrual - loans that are delinquent for 90 days or more and the ultimate collectability of interest or principal is no longer probable. Real estate loans secured by one-to-four family residential properties are exempt from these non-accrual guidelines. These loans are placed on non-accrual status after they become 120 days past due (The majority of the Company's non-accrual loans have a substandard risk grade.)

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at September 30, 2024:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
September 30, 2024
Commercial, Financial, & Agricultural
Pass	$19,766	$23,289	$34,214	$26,690	$27,620	$4,127	$53,944	$1,595	$191,245
Watch	—	101	1,460	—	321	267	2,331	—	4,480
Substandard	168	—	3,431	638	—	—	500	—	4,737
Doubtful	—	—	—	15	—	—	—		15
Non-accrual loans	286	357	150	98	37	—	936	—	1,864
Total	$20,220	$23,747	$39,255	$27,441	$27,978	$4,394	$57,711	$1,595	$202,341
Gross YTD charge-offs	—	230	—	89	2	91	1,746	—	2,158
Real Estate Construction - Residential
Pass	$10,959	$17,954	$2,187	$621	$169	$—	$—	$—	$31,890
Non-accrual loans	—	454	—	—	—	—	—	—	454
Total	$10,959	$18,408	$2,187	$621	$169	$—	$—	$—	$32,344
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$38,257	$8,441	$11,047	$4,028	$633	$627	$1,814	$—	$64,847
Watch	316	125	14	—	—	—	—	—	455
Substandard	—	75	—	—	—	—	—	—	75
Non-accrual loans	—	—	—	—	—	55	—	—	55
Total	$38,573	$8,641	$11,061	$4,028	$633	$682	$1,814	$—	$65,432
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$20,351	$54,317	$119,466	$52,519	$43,373	$25,791	$43,632	$1,179	$360,628
Watch	5,730	—	41	397	365	700	24	—	7,257
Substandard	65	—	—	—	—	40	—	—	105
Non-accrual loans	—	—	431	89	56	305	232	—	1,113
Total	$26,146	$54,317	$119,938	$53,005	$43,794	$26,836	$43,888	$1,179	$369,103
Gross YTD charge-offs	—	—	—	—	—	1	22	—	23
Real Estate Mortgage - Commercial
Pass	$41,722	$121,314	$215,466	$207,422	$74,842	$60,412	$16,630	$51	$737,859
Watch	2,255	51	4,883	1,993	279	425	76	582	10,544
Special Mention	27,655	—	5,747	—	—	—	—		33,402
Substandard	47	—	206	219	31	—	—	—	503
Non-accrual loans	—	101	78	—	—			—	179
Total	$71,679	$121,466	$226,380	$209,634	$75,152	$60,837	$16,706	$633	$782,487
Gross YTD charge-offs	—	340	—	65	—	28	—	—	433
Installment and other Consumer
Pass	$1,965	$4,192	$4,179	$1,467	$708	$2,448	$74	$—	$15,033
Non-accrual loans	—	2	9	—	—	—	—	—	11
Total	$1,965	$4,194	$4,188	$1,467	$708	$2,448	$74	$—	$15,044
Gross YTD charge-offs	10	5	9	3	—	168	1	—	196
Total Portfolio
Pass	$133,020	$229,507	$386,559	$292,747	$147,345	$93,405	$116,094	$2,825	$1,401,502
Watch	8,301	277	6,398	2,390	965	1,392	2,431	582	22,736
Special Mention	27,655	—	5,747	—	—	—	—	—	33,402
Substandard	280	75	3,637	857	31	40	500	—	5,420
Doubtful	—	—	—	15	—	—	—	—	15
Non-accrual loans	286	914	668	187	93	360	1,168	—	3,676
Total	$169,542	$230,773	$403,009	$296,196	$148,434	$95,197	$120,193	$3,407	$1,466,751
Total Gross YTD charge-offs	$10	$575	$9	$157	$2	$288	$1,769	$—	$2,810

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table presents the recorded investment by risk categories at December 31, 2023:

	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis	Total
December 31, 2023
Commercial, Financial, & Agricultural
Pass	$40,103	$43,082	$32,812	$30,965	$4,774	$5,022	$55,379	$213	$212,350
Watch	1	2,505	32	586	3	282	2,502	—	5,911
Substandard	371	3,758	19	16	—	—	323	1,299	5,786
Non-accrual loans	159	96	317	—	7	—	1,649	—	2,228
Total	$40,634	$49,441	$33,180	$31,567	$4,784	$5,304	$59,853	$1,512	$226,275
Gross YTD charge-offs	—	1	—	—	—	160	—	—	161
Real Estate Construction - Residential
Pass	$39,847	$17,259	$634	$175	$—	$—	$—	$—	$57,915
Non-accrual loans	432	—	—	—	—	—	—	—	432
Total	$40,279	$17,259	$634	$175	$—	$—	$—	$—	$58,347
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$49,041	$53,058	$24,371	$1,040	$31	$735	$187	$—	$128,463
Watch	934	17	—	—	—	—	103	—	1,054
Substandard	710	—	—	—	—	—	—	—	710
Non-accrual loans	—	—	—	—	—	69	—	—	69
Total	$50,685	$53,075	$24,371	$1,040	$31	$804	$290	$—	$130,296
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$65,472	$121,430	$62,998	$47,884	$7,242	$19,193	$44,574	$202	$368,995
Watch	179	251	411	293	71	1,310	23	—	2,538
Substandard	16	—	—	129	—	126	—	—	271
Non-accrual loans	—	23	93	135	—	246	90	—	587
Total	$65,667	$121,704	$63,502	$48,441	$7,313	$20,875	$44,687	$202	$372,391
Gross YTD charge-offs	—	—	—	75	—	—	13	—	88
Real Estate Mortgage - Commercial
Pass	$99,081	$208,699	$204,789	$84,363	$27,085	$39,941	$16,059	$659	$680,676
Watch	15,759	10,978	2,737	91	345	897	70	—	30,877
Substandard	—	215	15,944	—	45	289	—	—	16,493
Non-accrual loans	1,817	54	712	212	83	—	100	—	2,978
Total	$116,657	$219,946	$224,182	$84,666	$27,558	$41,127	$16,229	$659	$731,024
Gross YTD charge-offs	—	—	—	—	—	32	—	—	32
Installment and other Consumer
Pass	$7,430	$6,497	$2,720	$1,287	$987	$1,803	$90	$—	$20,814
Total	$7,430	$6,497	$2,720	$1,287	$987	$1,803	$90	$—	$20,814
Gross YTD charge-offs	84	23	7	—	—	232	1	—	347
Total Portfolio
Pass	$300,974	$450,025	$328,324	$165,714	$40,119	$66,694	$116,289	$1,074	$1,469,213
Watch	16,873	13,751	3,180	970	419	2,489	2,698	—	40,380
Substandard	1,097	3,973	15,963	145	45	415	323	1,299	23,260
Non-accrual loans	2,408	173	1,122	347	90	315	1,839	—	6,294
Total	$321,352	$467,922	$348,589	$167,176	$40,673	$69,913	$121,149	$2,373	$1,539,147
Total Gross YTD charge-offs	$84	$24	$7	$75	$—	$424	$14	$—	$628

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
The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2024 and December 31, 2023:

(dollars in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual	90 Days Past Due And Still Accruing	Total Non-performing Loans
September 30, 2024
Commercial, Financial, and Agricultural	$474	$1,405	$1,879	$—	$1,879
Real estate construction − residential	—	454	454	—	454
Real estate construction − commercial	—	55	55	—	55
Real estate mortgage − residential	—	1,113	1,113	373	1,486
Real estate mortgage − commercial	—	179	179	—	179
Installment and Other Consumer	—	11	11	2	13
Total	$474	$3,217	$3,691	$375	$4,066
December 31, 2023
Commercial, Financial, and Agricultural	$—	$2,228	$2,228	$—	$2,228
Real estate construction − residential	—	432	432	—	432
Real estate construction − commercial	—	69	69	—	69
Real estate mortgage − residential	—	587	587	115	702
Real estate mortgage − commercial	2,368	610	2,978	—	2,978
Installment and Other Consumer	—	—	—	4	4
Total	$2,368	$3,926	$6,294	$119	$6,413
No material amount of interest income was recognized on non-accrual loans during the three and nine months ended September 30, 2024.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2024 and December 31, 2023.

(dollars in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
September 30, 2024
Commercial, Financial, and Agricultural	$200,451	$11	$—	$1,879	$202,341
Real estate construction − residential	31,487	403	—	454	32,344
Real estate construction − commercial	65,251	126	—	55	65,432
Real estate mortgage − residential	366,695	922	373	1,113	369,103
Real estate mortgage − commercial	782,210	98	—	179	782,487
Installment and Other Consumer	14,957	74	2	11	15,044
Total	$1,461,051	$1,634	$375	$3,691	$1,466,751

December 31, 2023
Commercial, Financial, and Agricultural	$223,845	$202	$—	$2,228	$226,275
Real estate construction − residential	57,568	347	—	432	58,347
Real estate construction − commercial	130,227	—	—	69	130,296
Real estate mortgage − residential	368,956	2,733	115	587	372,391
Real estate mortgage − commercial	728,029	17	—	2,978	731,024
Installment and Other Consumer	20,607	203	4	—	20,814
Total	$1,529,232	$3,502	$119	$6,294	$1,539,147
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

For the three and nine months ended September 30, 2024, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Prior to September 30, 2024, these loans were initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. As of September 30, 2024, loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. At September 30, 2024, the carrying amount of these loans was $0.3 million compared to $3.9 million at December 31, 2023.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans

	September 30,	December 31,
(dollars in thousands)	2024	2023
Commercial	$98	$—
Real estate construction - commercial	2,549	7,668
Real estate mortgage - residential	—	20
Real estate mortgage - commercial	3,482	—
Repossessed assets	—	6
Total	$6,129	$7,694
Less valuation allowance for other real estate owned	(1,744)	(5,950)
Total other real estate owned and repossessed assets	$4,385	$1,744
Changes in the net carrying amount of other real estate owned and repossessed assets were as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$5,369	$10,924	$7,694	$11,459
Additions	760	—	5,181	44
Proceeds from sales	—	(54)	(3,282)	(681)
Charge-offs against the valuation allowance for other real estate owned, net	—	(40)	(3,820)	(40)
Net gain on sales	—	1	356	49
Total other real estate owned	6,129	10,831	$6,129	$10,831
Less valuation allowance for other real estate owned	(1,744)	(7,267)	(1,744)	(7,267)
Balance at end of period	$4,385	$3,564	$4,385	$3,564
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,744	$4,495	$5,950	$2,664
Provision for valuation allowance for other real estate owned	—	2,812	(386)	4,643
Charge-offs	—	(40)	(3,820)	(40)
Balance at end of period	$1,744	$7,267	$1,744	$7,267

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2024 and December 31, 2023 were as follows:

		Gross Unrealized
(dollars in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
September 30, 2024
U.S. government and federal agency obligations	$408	$—	$(8)	$400
U.S. government-sponsored enterprises	13,026	97	(164)	12,959
Obligations of states and political subdivisions	125,762	54	(19,043)	106,773
Mortgage-backed securities	67,862	469	(4,995)	63,336
Other debt securities (a)	19,413	59	(860)	18,612
Bank issued trust preferred securities (a)	1,486	—	(274)	1,212
Total available-for-sale securities	$227,957	$679	$(25,344)	$203,292

December 31, 2023
U.S. Treasury	$1,977	$1	$—	$1,978
U.S. government and federal agency obligations	446	—	(19)	427
U.S. government-sponsored enterprises	22,042	16	(236)	21,822
Obligations of states and political subdivisions	126,396	55	(19,566)	106,885
Mortgage-backed securities	51,736	27	(6,123)	45,640
Other debt securities (a)	11,825	22	(1,026)	10,821
Bank issued trust preferred securities (a)	1,486	—	(317)	1,169
Total available-for-sale securities	$215,908	$121	$(27,287)	$188,742
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
Debt securities with carrying values aggregating approximately $84.9 million and $89.2 million at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no proceeds from sales of available-for-sale securities for the three and nine months ended September 30, 2024 and 2023. All gains and losses recognized on equity securities during the three and nine months ended September 30, 2024 and 2023 were unrealized.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2024, by contractual maturity are shown below. Accrued interest on investments was consistent at $1.4 million at both September 30, 2024 and December 31, 2023, and is included in accounts receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$4,278	$4,267
Due after one year through five years	14,304	14,288
Due after five years through ten years	36,216	33,785
Due after ten years	105,297	87,616
Total	$160,095	$139,956
Mortgage-backed securities	67,862	63,336
Total available-for-sale securities	$227,957	$203,292
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent BankersBank ("MIB") stock, that do not have readily determinable fair values, are required for membership in those organizations.

(dollars in thousands)	September 30, 2024	December 31, 2023
Other securities:
FHLB stock	$5,504	$6,071
MIB stock	151	151
Equity securities with readily determinable fair values	72	78
Total other investment securities	$5,727	$6,300

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2024 and December 31, 2023 were as follows:

	Less than 12 months		12 months or more
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
September 30, 2024
U.S. government and federal agency obligations	$—	$—	$400	$(8)	$400	$(8)
U.S. government-sponsored enterprises	—	—	1,835	(164)	1,835	(164)
Obligations of states and political subdivisions	537	(117)	103,386	(18,926)	103,923	(19,043)
Mortgage-backed securities	—	—	36,173	(4,995)	36,173	(4,995)
Other debt securities	5,625	(52)	9,018	(808)	14,643	(860)
Bank issued trust preferred securities	—	—	1,212	(274)	1,212	(274)
Total	$6,162	$(169)	$152,024	$(25,175)	$158,186	$(25,344)

(dollars in thousands)
December 31, 2023
U.S. Treasury	$997	$—	$—	$—	$997	$—
U.S. government and federal agency obligations	—	—	427	(19)	427	(19)
U.S. government-sponsored enterprises	11,995	(8)	1,772	(228)	13,767	(236)
Obligations of states and political subdivisions	1,501	(158)	103,283	(19,408)	104,784	(19,566)
Mortgage-backed securities	2,935	(40)	39,793	(6,083)	42,728	(6,123)
Other debt securities	—	—	8,799	(1,026)	8,799	(1,026)
Bank issued trust preferred securities	—	—	1,169	(317)	1,169	(317)
Total	$17,428	$(206)	$155,243	$(27,081)	$172,671	$(27,287)
The total available-for-sale portfolio consisted of approximately 394 securities at September 30, 2024. The portfolio included 356 securities having an aggregate fair value of $158.2 million that were in a loss position at September 30, 2024. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $152.0 million at fair value at September 30, 2024. The $25.3 million aggregate unrealized loss included in accumulated other comprehensive loss at September 30, 2024 was caused by interest rate fluctuations.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The table below presents changes in mortgage servicing rights (MSRs) for the periods indicated.

	Nine Months Ended September 30,
(dollars in thousands)	2024	2023
Balance at beginning of period	$1,738	$2,899
Originated mortgage servicing rights	—	38
Sale proceeds	(1,670)	—
Changes in fair value:
Due to changes in model inputs and assumptions (1)	—	145
Other changes in fair value (2)	(68)	(197)
Total changes in fair value	(68)	(52)
Balance at end of period	$—	$2,885

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
Total changes in fair value are reported in real estate servicing fees, net, reported in non-interest income in the Company's consolidated statements of income. In the fourth quarter of 2023, the Company recognized a $1.1 million mortgage MSR valuation write-down upon accepting a letter of intent to sell the Company's servicing portfolio, which closed during the first quarter of 2024. Prior to the fourth quarter of 2023, valuation assumptions were reviewed with a third party specialist. The following key data and assumptions were used in estimating the fair value of the Company’s MSRs for the periods indicated as of September 30, 2023:

	Nine Months Ended September 30,
	2024	2023
Weighted average constant prepayment rate	NA	6.51%
Weighted average note rate	NA	3.49%
Weighted average discount rate	NA	11.00%
Weighted average expected life (in years)	NA	7.14
(6) Deposits
The table below presents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 and brokered deposits for the periods indicated.

(dollars in thousands)	September 30, 2024	December 31, 2023
Time deposits with balances > $250,000	$97,776	$108,147
Brokered deposits	$10	$161

(7) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of September 30, 2024, operating right of use (ROU) assets and liabilities were $1.7 million and $1.8 million, respectively. As of September 30, 2024, the weighted-average remaining lease term on these operating leases was approximately 5.9 years and the weighted-average discount rate used to measure the lease liabilities was approximately 4.1%.
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
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2023, respectively.
The table below summarizes the maturity of remaining operating lease liabilities:

Lease payments due in:	Operating Lease
(dollars in thousands)
2024 remaining	$97
2025	391
2026	400
2027	327
2028	330
Thereafter	438
Total lease payments	$1,983
Less imputed interest	(225)
Total lease liabilities, as reported	$1,758
(8) Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(21,461)	$7,699	$(13,762)
Other comprehensive income (loss), before reclassifications	2,501	(518)	1,983
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive income (loss), before tax	2,501	(518)	1,983
Income tax (expense) benefit	(525)	109	(416)
Current period other comprehensive income (loss), net of tax	1,976	(409)	1,567
Balance at end of period	$(19,485)	$7,290	$(12,195)

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2023
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(36,657)	$4,943	$(31,714)
Other comprehensive income (loss), before reclassifications	(10,061)	(480)	(10,541)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Current period other comprehensive income (loss), before tax	(10,061)	(480)	(10,541)
Income tax (expense) benefit	2,113	101	2,214
Current period other comprehensive income (loss), net of tax	(7,948)	(379)	(8,327)
Balance at end of period	$(44,605)	$4,564	$(40,041)

(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension cost.

(9) Share-Based Compensation
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
The following table summarizes the status of the Company's RSUs for the nine months ended September 30, 2024:

	RSUs
(dollars in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at January 1, 2024	18,277	$20.63
Granted	11,151	20.18
Vested	(4,092)	19.80
Forfeited	—	—
Non-vested at September 30, 2024	25,336	$20.20
The fair value of the RSUs units is determined using the Company’s stock price on the date of grant. Total share-based compensation expense recognized for the three and nine months ended September 30, 2024 for these RSUs was $0.05 million and $0.1 million, respectively. No share-based compensation expense was recognized for the three and nine months ended September 30, 2023. Forfeitures will be recognized as they occur.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
At September 30, 2024, there was $0.4 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.2 years.

(10) Employee Benefit Plans
Employee Benefits
Employee benefits charged to operating expenses are summarized in the table below for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Payroll taxes	$361	$374	$1,188	$1,228
Medical plans	399	505	1,235	1,400
401(k) match and profit sharing	310	250	931	761
Periodic pension cost	264	265	792	796
Other	90	11	91	30
Total employee benefits	$1,424	$1,405	$4,237	$4,215
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
The accrued liability relating to the SERP was $1.7 million as of September 30, 2024, and the expense for the three and nine months ended September 30, 2024 was $0.02 million and $0.07 million, respectively, compared to $0.01 million and $0.02 million for the three and nine months ended September 30, 2023, respectively, and is recognized over the required service period.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Components of Net Pension Cost (Income) and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension cost (income) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Service cost - benefits earned during the year	$236	$237	$710	$710
Interest costs on projected benefit obligations (a)	370	357	1,108	1,071
Expected return on plan assets (a)	(590)	(544)	(1,769)	(1,634)
Expected administrative expenses	28	28	82	86
Amortization of unrecognized net gain (a)	(173)	(160)	(518)	(480)
Net periodic pension income	$(129)	$(82)	$(387)	$(247)

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
Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Basic and Diluted Earnings Per Share:
Net income available to shareholders	$4,574	$2,579	$13,659	$8,399
Basic weighted-average shares outstanding	6,986,723	7,039,323	7,004,883	7,039,323
Effect of dilutive equity-based awards	—	—	—	—
Diluted weighted-average shares outstanding	6,986,723	7,039,323	7,004,883	7,039,323
Basic earnings per share	$0.66	$0.36	$1.95	$1.19
Diluted earnings per share	$0.66	$0.36	$1.95	$1.19
The dilutive effect of RSUs is reflected in diluted earnings per share unless the impact is anti-dilutive, by application of the treasury stock method.
Repurchase Program
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The Company repurchased 56,692 common

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
shares under the repurchase plan during the first nine months of 2024 at an average cost of $19.51 per share totaling $1.1 million. As of September 30, 2024, $3.9 million remained available for share repurchases pursuant to the plan.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
assessed for impairment. The Company uses Level 1 inputs to value equity securities that are traded in active markets.
Loans Held for Sale
The fair value of the commitment in forward sale agreements loans is the price at which they could be sold in the principal market at the measurement date, therefore the Company classifies these loans as Level 2.
Derivative Assets and Liabilities
Derivative assets and liabilities include interest rate lock commitments (IRLCs) and forward sale commitments. The fair values of IRLCs and forward sale commitments are determined using readily observable market data such as interest rates, prices, volatility factors, and customer credit-related adjustments. For IRLCs, the fair value is subject to the anticipated loan funding probability (pull-through rate), which is considered an unobservable factor. Factors that affect pull-through rates include origination channel, current mortgage interest rates in the market versus the interest rate incorporated in the IRLC, the purpose of the mortgage, stage of completion of the underlying application and underwriting process, and the time remaining until the IRLC expires. The Company classifies IRLCs as Level 3 due to the unobservable input of pull-through rates. As of September 30, 2024, the Company elected not to record the derivatives associated with IRLC due to the reduced volume of loans sold to the secondary market and therefore immateriality of the derivative.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Assets:
U.S. government and federal agency obligations	$400	$—	$400	$—
U.S. government-sponsored enterprises	12,959	—	12,959	—
Obligations of states and political subdivisions	106,773	—	106,773	—
Mortgage-backed securities	63,336	—	63,336	—
Other debt securities	18,612	—	18,612	—
Bank-issued trust preferred securities	1,212	—	1,212	—
Equity securities	72	72	—	—
Loans held for sale	315	—	315	—
Total	$203,679	$72	$203,607	$—

December 31, 2023
Assets:
U.S. Treasury	$1,978	$1,978	$—	$—
U.S. government and federal agency obligations	427	—	427	—
U.S. government-sponsored enterprises	21,822	—	21,822	—
Obligations of states and political subdivisions	106,885	—	106,885	—
Mortgage-backed securities	45,640	—	45,640	—
Other debt securities	10,821	—	10,821	—
Bank-issued trust preferred securities	1,169	—	1,169	—
Equity securities	78	78	—	—
Interest rate lock commitments	43	—	—	43
Loans held for sale	3,884	—	3,884	—
Mortgage servicing rights	1,738	—	—	1,738
Total	$194,485	$2,056	$190,648	$1,781
Liabilities:
Interest rate lock commitments	$2	$—	$—	$2
Forward sale commitments	41	—	41	—
Total	$43	$—	$41	$2

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Balance at beginning of period	$1,738	$2,899	$41	$2
Total gains or (losses) (realized/unrealized):
Included in earnings	(68)	(52)	(11)	(31)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales	(1,670)	—	(86)	(125)
Issues	—	38	56	197
Balance at end of period	$—	$2,885	$—	$43
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral Dependent Impaired Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff trained to perform in-house evaluations and also to review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by a senior loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3. As of September 30, 2024, the Company identified $1.8 million in collateral-dependent loans that required a $0.3 million specific allowance for credit losses. Related to these loans, there were $0.4 million and $2.3 million in charge-offs recorded during the three and nine months ended September 30, 2024, respectively. As of September 30, 2023, the Company identified $2.6 million in collateral-dependent loans that required a $0.02 million specific allowance for credit losses. Related to these loans, there were $3,000 and $0.03 million in charge-offs recorded during the three and nine months ended September 30, 2023, respectively.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended September 30, Total Gains (Losses)*	Nine Months Ended September 30, Total Gains (Losses)*
September 30, 2024
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,116	—	—	$1,116	$(30)	$(1,865)
Real estate construction − residential	260	—	—	260	—	—
Real estate mortgage - residential	—	—	—	—	—	(22)
Real estate mortgage - commercial	65	—	—	65	(344)	(433)
Total	$1,441	$—	$—	$1,441	$(374)	$(2,320)
Other real estate and repossessed assets	$4,385	$—	$—	$4,385	$262	$742
September 30, 2023
Assets:
Collateral dependent impaired loans:
Real estate mortgage - residential	$120	$—	$—	$120	$—	$—
Real estate mortgage - commercial	2,432	—	—	2,432	(2)	(26)
Total	$2,552	$—	$—	$2,552	$(2)	$(26)
Other real estate and repossessed assets	$3,564	$—	$—	$3,564	$(2,811)	$(4,594)

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
A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2024 and December 31, 2023 is as follows:

			September 30, 2024
			Fair Value Measurements
	September 30, 2024		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$19,411	$19,411	$19,411	$—	$—
Federal funds sold and overnight interest-bearing deposits	34,813	34,813	34,813	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Available-for-sale securities	203,292	203,292	—	203,292	—
Other investment securities	5,727	5,727	72	5,655	—
Loans, net	1,444,814	1,352,128	—	—	1,352,128
Loans held for sale	315	315	—	315	—
Accrued interest receivable	8,284	8,284	8,284	—	—
Liabilities:
Deposits:
Non-interest bearing demand	$390,639	$390,639	$390,639	$—	$—
Savings, interest checking and money market	811,954	811,954	811,954	—	—
Time deposits	300,911	299,856	—	—	299,856
FHLB advances and other borrowings	96,525	96,924	100	96,824	—
Subordinated notes	49,486	40,365	—	40,365	—
Accrued interest payable	1,755	1,755	1,755	—	—

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

			December 31, 2023
			Fair Value Measurements
	December 31, 2023		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$15,675	$15,675	$15,675	$—	$—
Federal funds sold and overnight interest-bearing deposits	77,775	77,775	77,775	—	—
Available-for-sale securities	188,742	188,742	1,978	186,764	—
Other investment securities	6,300	6,300	78	6,222	—
Loans, net	1,515,403	1,364,533	—	—	1,364,533
Loans held for sale	3,884	3,884	—	3,884	—
Interest rate lock commitments	43	43	—	—	43
Accrued interest receivable	8,661	8,661	8,661	—	—
Liabilities:
Deposits:
Non-interest bearing demand	$402,241	$402,241	$402,241	$—	$—
Savings, interest checking and money market	846,452	846,452	846,452	—	—
Time deposits	322,151	319,929	—	—	319,929
FHLB advances and other borrowings	107,000	107,245	—	107,245	—
Subordinated notes	49,486	38,939	—	38,939	—
Interest rate lock commitments	2	2	—	—	2
Forward sale commitments	41	41	—	41	—
Accrued interest payable	1,772	1,772	1,772	—	—
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
The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At September 30, 2024, the allowance for credit losses for unfunded commitments was $0.8 million.
The contractual amounts of off-balance-sheet financial instruments were as follows as of the dates indicated:

(dollars in thousands)	September 30, 2024	December 31, 2023
Commitments to extend credit	$287,223	$286,939
Interest rate lock commitments	—	3,694
Forward sale commitments	315	3,779
Standby letters of credit	47,468	111,631
Total	$335,006	$406,043
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
The Company has two types of commitments related to mortgage loans held for sale: interest rate lock commitments and forward loan sale commitments. Interest rate lock commitments are commitments to extend credit to a customer that has an interest rate lock and are considered derivative instruments. As of September 30, 2024, the Company elected not to record the derivatives associated with IRLCs due to the reduced volume of loans sold to the secondary market.
Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit ranged from one month to five years at September 30, 2024.
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

The Company has described additional factors that could cause actual results to be materially different from those described in the forward-looking statements under the caption Risk Factors in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"), and in other reports filed by us with the Securities and Exchange Commission ("SEC") from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time.

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the "Bank"), the Company, with $1.8 billion in assets at September 30, 2024, provides a broad range of commercial and personal banking services. The Bank’s specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration loans, a comprehensive suite of cash management services, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. Other financial services that the Company provides include trust services that include estate planning, investment and asset management services. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Net interest income	$14,327	$15,147	$43,246	$43,297
Provision for credit losses on loans & unfunded commitments	500	110	726	790
Non-interest income	3,783	606	10,798	5,384
Investment securities gains (losses), net	8	3	(7)	18
Non-interest expense	11,994	12,569	36,603	37,772
Income before income taxes	5,624	3,077	16,708	10,137
Income tax expense	1,050	498	3,049	1,738
Net income	$4,574	$2,579	$13,659	$8,399
Basic earnings per share	$0.66	$0.36	$1.95	$1.19
Diluted earnings per share	$0.66	$0.36	$1.95	$1.19
Efficiency ratio (1)	66.23%	79.79%	67.73%	79.79%
Net interest margin (FTE)	3.36%	3.35%	3.36%	3.23%
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2024	2023	2024	2023
Key financial ratios
Book value per share (2)			$20.91	$16.82
Market price per share			$25.03	$16.25
Cash dividends paid on common stock	$1,194	$1,151	$3,720	$3,452
Return on total assets	1.00%	0.54%	1.00%	0.59%
Return on stockholders' equity	12.87%	8.05%	13.24%	8.73%
Average stockholders' equity to total assets	7.80%	6.73%	7.54%	6.78%

Capital Ratios
Stockholders' equity to assets	8.09%	6.30%
Total risk-based capital ratio	14.91%	14.20%
Tier 1 risk-based capital ratio	13.66%	12.54%
Common equity Tier 1 capital	10.53%	10.09%
Tier 1 leverage ratio (1)	11.33%	10.43%

Asset Quality
Net loan charge-offs	$636	$74	$2,682	$34
Non-performing assets	$8,451	$7,411
Classified assets	$13,496	$33,342
Non-performing loans to total loans	0.28%	0.25%
Non-performing assets to total loans	0.58%	0.48%
Allowance for credit losses to total loans	1.50%	1.44%
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets

(2)Book value per share is calculated using weighted average shares
Results of Operations Highlights:
Consolidated net income of $4.6 million, or $0.66 per diluted share, for the third quarter ended September 30, 2024 increased $2.0 million, or 77.4%, compared to $2.6 million, or $0.36 per diluted share, for the third quarter ended September 30, 2023. For the third quarter 2024, the return on average assets was 1.00%, the return on average stockholders’ equity was 12.87%, and the efficiency ratio was 66.2%.
For the nine months ended September 30, 2024 consolidated net income increased $5.3 million, or 62.6%, to $13.7 million, or $1.95 per diluted share, compared to $8.4 million, or $1.19 per diluted share, for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, the return on average assets was 1.00%, the return on average stockholders’ equity was 13.24%, and the efficiency ratio was 67.7%.
The Company continues to see a positive impact from focusing on the core business of the Bank and remains committed to expanding our products and services to the core customer base, while managing operating expenses.
Net interest income was $14.3 million for the third quarter ended September 30, 2024 decreased $0.8 million compared to and $15.1 million for the third quarter ended September 30, 2023. Net interest margin, on a fully taxable equivalent basis ("FTE"), was 3.36% for the third quarter 2024, an increase from 3.35% for the third quarter 2023.
Net interest income was $43.2 million for the nine months ended September 30, 2024 decreased $0.1 million compared to $43.3 million for the nine months ended September 30, 2023. Net interest margin, on a FTE basis, was 3.36% for the nine months ended September 30, 2024, an increase from 3.23% for the nine months ended September 30, 2023. The change to net interest margin on a fully taxable equivalent basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections.
Non-interest income was $3.8 million and $10.8 million for the three and nine months ended September 30, 2024, respectively, compared to $0.6 million and $5.4 million for the three and nine months ended September 30, 2023, respectively. The increases were primarily due to earnings on bank-owned life insurance and the gain on sale of other real estate. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Non-interest expense was $12.0 million and $36.6 million for the three and nine months ended September 30, 2024, respectively, compared to $12.6 million and $37.8 million for the three and nine months ended September 30, 2023, respectively. The decreases are primarily due to operating within a unified company culture, focusing on core business lines and improving operational efficiencies. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents decreased $39.2 million to $54.2 million as of September 30, 2024 compared to $93.4 million as of December 31, 2023 and increased $26.4 million compared to $27.9 million as of September 30, 2023. The Company purchased $32.9 million securities and $35.0 million in bank-owned life insurance during the nine months ended September 30, 2024. See the Liquidity Management section for further discussion.
Loans – Loans held for investment decreased $72.4 million to $1.47 billion as of September 30, 2024 compared to $1.54 billion as of December 31, 2023 and decreased $90.2 million compared to $1.56 billion as of September 30, 2023. Normal amortizing payments, unscheduled payoffs and a weaker demand for loans have contributed to the variance.
Asset quality – Non-performing assets to total loans was 0.58% at September 30, 2024, compared to 0.53% and 0.48% at December 31, 2023 and September 30, 2023, respectively. Non-performing assets totaled $8.5 million at September 30, 2024, compared to $8.2 million and $7.4 million at December 31, 2023 and September 30, 2023, respectively. The increase in non-performing assets in the current quarter is primarily due to a $2.0 million commercial loan relationship moving to non-accrual status and a $1.1 million commercial real estate loan that went to foreclosure during the current quarter.
In the third quarter 2024, the Company had net loan charge-offs of $0.6 million, or 0.04% of average loans, compared to net loan charge-offs $0.1 million, or 0.00% of average loans, in the prior year quarter. The charge-offs in the current quarter primarily related to one commercial real estate loan and one commercial loan relationship that were adequately reserved for in the prior quarter.
The allowance for credit losses was $21.9 million, or 1.50%, of loans outstanding at September 30, 2024 compared to $23.7 million, or 1.54%, of loans outstanding at December 31, 2023, and $22.5 million, or 1.44%, of loans outstanding at September 30, 2023. These changes are discussed in greater detail under the Lending and Credit Management section.
Deposits – Total deposits decreased $67.3 million to $1.50 billion as of September 30, 2024 compared to $1.57 billion as of December 31, 2023, and decreased $76.9 million compared to $1.58 billion as of September 30, 2023. The decrease in deposits at September 30, 2024 as compared to December 31, 2023 was primarily a result of a decrease in public funds partially offset by an increase in savings accounts.
Federal Home Loan Bank ("FHLB") advances and other borrowings – Total FHLB advances and other borrowings decreased $10.5 million to $96.5 million as of September 30, 2024 compared to $107.0 million as of December 31, 2023, and decreased $15.5 million compared to $112.0 million as of September 30, 2023
Capital – The Company maintains its “well capitalized” regulatory capital position. At September 30, 2024, capital ratios were as follows: total risk-based capital to risk-weighted assets 14.91%; tier 1 capital to risk-weighted assets 13.66%; tier 1 leverage 11.33%; and common equity to assets 8.09%.
Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest-earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a FTE basis for each of the three and nine month periods ended September 30, 2024 and 2023, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended September 30,
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$210,783	$3,592	6.78%	$232,516	$3,761	6.42%
Real estate construction - residential	35,611	717	8.01	55,289	1,028	7.38
Real estate construction - commercial	61,546	1,269	8.20	129,284	1,899	5.83
Real estate mortgage - residential	369,068	5,235	5.64	376,209	5,185	5.47
Real estate mortgage - commercial	792,668	10,727	5.38	739,225	10,054	5.40
Installment and other consumer	15,977	235	5.85	22,176	279	4.99
Total loans	$1,485,653	$21,775	5.83%	$1,554,699	$22,206	5.67%
Loans held for sale	610	13	8.48	6,351	59	3.69
Investment securities:
U.S. Treasury	—	—	—	4,861	52	4.24
U.S. government and federal agency obligations	13,218	140	4.21	25,498	103	1.60
Obligations of states and political subdivisions	103,790	745	2.86	108,022	814	2.99
Mortgage-backed securities	61,907	530	3.41	97,274	514	2.10
Other debt securities	13,335	191	5.70	11,566	176	6.04
Total investment securities	$192,250	$1,606	3.32%	$247,221	$1,659	2.66%
Other investment securities	5,844	141	9.60	7,713	121	6.22
Interest bearing deposits in other financial institutions	34,099	469	5.47	7,071	85	4.77
Total interest earning assets	$1,718,456	$24,004	5.56%	$1,823,055	$24,130	5.25%
All other assets	117,429			89,017
Allowance for credit losses	(21,923)			(22,356)
Total assets	$1,813,962			$1,889,716
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$273,470	$1,612	2.35%	$178,564	$229	0.51%
NOW accounts	190,084	677	1.42	182,487	464	1.01
Interest checking	121,423	1,372	4.50	187,732	2,252	4.76
Money market	221,794	1,249	2.24	273,655	1,521	2.21
Time deposits	319,279	2,834	3.53	315,332	2,173	2.73
Total interest bearing deposits	$1,126,050	$7,744	2.74%	$1,137,770	$6,639	2.32%
Federal funds purchased and securities sold under agreements to repurchase	29	—	—	6,136	38	2.46
Federal Home Loan Bank advances and other borrowings	99,293	759	3.04	129,758	1,075	3.29
Subordinated notes	49,486	989	7.95	49,486	989	7.93
Total borrowings	$148,808	$1,748	4.67%	$185,380	$2,102	4.50%
Total interest bearing liabilities	$1,274,858	$9,492	2.96%	$1,323,150	$8,741	2.62%
Demand deposits	385,298			426,052
Other liabilities	12,375			13,361
Total liabilities	$1,672,531			$1,762,563
Stockholders' equity	141,431			127,153
Total liabilities and stockholders' equity	$1,813,962			$1,889,716
Net interest income (FTE)		$14,512			$15,389
Net interest spread (FTE)			2.59%			2.63%
Net interest margin (FTE)			3.36%			3.35%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended September 30, 2024 and 2023. Such adjustments totaled $0.19 million and $0.24 million for the three months ended September 30, 2024 and 2023, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

	Nine Months Ended September 30, 2024
	2024			2023
(dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$217,576	$10,847	6.66%	$231,691	$10,702	6.18%
Real estate construction - residential	46,247	2,705	7.81	47,265	2,514	7.11
Real estate construction - commercial	70,452	3,788	7.18	137,776	5,586	5.42
Real estate mortgage - residential	371,072	15,716	5.66	368,702	14,524	5.27
Real estate mortgage - commercial	783,960	31,328	5.34	735,539	27,257	4.95
Installment and other consumer	17,916	780	5.82	22,622	763	4.51
Total loans	$1,507,223	$65,164	5.78%	$1,543,595	$61,346	5.31%
Loans held for sale	1,841	80	5.80	3,837	119	4.15
Investment securities:
U.S. Treasury	656	26	5.29	4,391	133	4.05
U.S. government and federal agency obligations	14,994	502	4.47	25,406	305	1.61
Obligations of states and political subdivisions	103,687	2,256	2.91	109,994	2,587	3.14
Mortgage-backed securities	54,356	1,270	3.12	101,126	1,565	2.07
Other debt securities	12,640	550	5.81	11,826	520	5.88
Total investment securities	$186,333	$4,604	3.30%	$252,743	$5,110	2.70%
Other investment securities	6,126	428	9.33	7,015	321	6.12
Interest bearing deposits in other financial institutions	41,149	1,732	5.62	20,602	726	4.71
Total interest earning assets	$1,742,672	$72,008	5.52%	$1,827,792	$67,622	4.95%
All other assets	109,477			89,524
Allowance for credit losses	(23,132)			(20,124)
Total assets	$1,829,017			$1,897,192
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$249,594	$3,912	2.09%	$172,639	$259	0.20%
NOW accounts	197,898	2,084	1.41	196,084	1,485	1.01
Interest checking	128,420	4,359	4.53	170,057	5,741	4.51
Money market	226,115	3,679	2.17	293,842	4,476	2.04
Time deposits	333,923	8,744	3.50	325,002	6,208	2.55
Total interest bearing deposits	$1,135,950	$22,778	2.68%	$1,157,624	$18,169	2.10%
Federal funds purchased and securities sold under agreements to repurchase	10	1	13.36	5,525	83	2.01
Federal Home Loan Bank advances and other borrowings	105,050	2,438	3.10	113,167	2,430	2.87
Subordinated notes	49,486	2,964	8.00	49,486	2,769	7.48
Total borrowings	$154,546	$5,403	4.67%	$168,178	$5,282	4.20%
Total interest bearing liabilities	$1,290,496	$28,181	2.92%	$1,325,802	$23,451	2.36%
Demand deposits	389,003			429,859
Other liabilities	11,690			12,911
Total liabilities	$1,691,189			$1,768,572
Stockholders' equity	137,828			128,620
Total liabilities and stockholders' equity	$1,829,017			$1,897,192
Net interest income (FTE)		$43,827			$44,171
Net interest spread (FTE)			2.60%			2.58%
Net interest margin (FTE)			3.36%			3.23%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the nine months ended September 30, 2024 and 2023. Such adjustments totaled $0.6 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a FTE basis, by major category of interest earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2024 compared to the three and nine months ending ended September 30, 2023, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024 vs. 2023			2024 vs. 2023
		Change due to			Change due to
(dollars in thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$(169)	$(363)	$194	$145	$(673)	$818
Real estate construction - residential	(311)	(389)	78	191	(55)	246
Real estate construction - commercial	(630)	(1,219)	589	(1,798)	(3,255)	1,457
Real estate mortgage - residential	50	(99)	149	1,192	94	1,098
Real estate mortgage - commercial	673	721	(48)	4,071	1,854	2,217
Installment and other consumer	(44)	(86)	42	17	(178)	195
Loans held for sale	(46)	(82)	36	(39)	(76)	37
Investment securities:
U.S. Treasury	(52)	(26)	(26)	(107)	(138)	31
U.S. government and federal agency obligations	37	(68)	105	197	(166)	363
Obligations of states and political subdivisions	(69)	(31)	(38)	(331)	(143)	(188)
Mortgage-backed securities	16	(229)	245	(295)	(897)	602
Other debt securities	15	26	(11)	30	35	(5)
Other investment securities	20	(34)	54	107	(45)	152
Interest bearing deposits in other financial institutions	384	369	15	1,006	840	166
Total interest income	$(126)	$(1,510)	$1,384	$4,386	$(2,803)	$7,189
Interest expense:
Savings	$1,383	$178	$1,205	$3,653	$164	$3,489
NOW accounts	213	20	193	599	14	585
Interest checking	(880)	(754)	(126)	(1,382)	(1,409)	27
Money market	(272)	(291)	19	(797)	(1,083)	286
Time deposits	661	27	634	2,536	174	2,362
Federal funds purchased and securities sold under agreements to repurchase	(38)	(19)	(19)	(82)	(153)	71
FHLB advances and other borrowings	(316)	(237)	(79)	8	(180)	188
Subordinated notes	—	—	—	195	—	195
Total interest expense	$751	$(1,076)	$1,827	$4,730	$(2,473)	$7,203
Net interest income on a FTE basis	$(877)	$(434)	$(443)	$(344)	$(330)	$(14)
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three and nine months ended September 30, 2024 and 2023, respectively. Such adjustments totaled $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively, compared to $0.2 million and $0.9 million for the three and nine months ended September 30, 2023, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the quarter ended September 30, 2024 compared to the quarter ended September 30, 2023 reflected a decrease in net interest income, on a FTE basis, of $0.9 million, or 5.7%, and financial results for the the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 reflected a decrease of $0.3 million, or 0.8%. Measured as a percentage of average earning assets, the net interest margin (expressed on a FTE basis) increased to 3.36% for the quarter ended September 30, 2024 compared to 3.35% for the quarter ended September 30, 2023, and increased to 3.36% for the nine months ended September 30, 2024 compared to 3.23% for the nine months ended September 30, 2023.
Average interest-earning assets decreased $104.6 million, or 5.7%, to $1.72 billion for the quarter ended September 30, 2024 compared to $1.82 billion for the quarter ended September 30, 2023, and average interest-bearing liabilities decreased $48.3 million, or 3.6%, to $1.27 billion for the quarter ended September 30, 2024 compared to $1.32 billion for the quarter ended September 30, 2023.
Average interest-earning assets decreased $85.1 million, or 4.7%, to $1.74 billion for the nine months ended September 30, 2024 compared to $1.83 billion for the nine months ended September 30, 2023, and average interest-bearing liabilities decreased $35.3 million, or 2.7%, to $1.29 billion for the nine months ended September 30, 2024 compared to $1.33 billion for the nine months ended September 30, 2023.
Total interest income (expressed on a FTE basis) was $24.0 million and $72.0 million for the three and nine months ended September 30, 2024, respectively, compared to $24.1 million and $67.6 million for the three and nine months ended September 30, 2023, respectively. The Company’s rates earned on interest earning assets were 5.56% and 5.52% for the three and nine months ended September 30, 2024, respectively, compared to 5.25% and 4.95% for the three and nine months ended September 30, 2023, respectively.
Interest income on loans held for investment was $21.8 million and $65.2 million for the three and nine months ended September 30, 2024, respectively, compared to $22.2 million and $61.3 million for the three and nine months ended September 30, 2023, respectively.
Average loans outstanding decreased $69.0 million, or 4.4%, to $1.49 billion for the quarter ended September 30, 2024 compared to $1.55 billion for the quarter ended September 30, 2023. The average yield on loans increased to 5.83% for the quarter ended September 30, 2024 compared to 5.67% for the quarter ended September 30, 2023.
Average loans outstanding decreased $36.4 million, or 2.4%, to $1.51 billion for the nine months ended September 30, 2024 compared to $1.54 billion for the nine months ended September 30, 2023. The average yield on loans increased to 5.78% for the nine months ended September 30, 2024 compared to 5.31% for the nine months ended September 30, 2023. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $1.6 million and $4.6 million for the three and nine months ended September 30, 2024, respectively, compared to $1.7 million and $5.1 million for the three and nine months ended September 30, 2023, respectively.
Average securities decreased $55.0 million, or 22.2%, to $192.3 million for the quarter ended September 30, 2024 compared to $247.2 million for the quarter ended September 30, 2023. The average yield on securities increased to 3.32% for the quarter ended September 30, 2024 compared to 2.66% for the quarter ended September 30, 2023
Average securities decreased $66.4 million, or 26.3%, to $186.3 million for the nine months ended September 30, 2024 compared to $252.7 million for the nine months ended September 30, 2023. The average yield on securities increased to 3.30% for the nine months ended September 30, 2024 compared to 2.70% for the nine months ended September 30, 2023. During the fourth quarter of 2023, the Company repositioned its balance sheet by selling $83.7 million in book value of investment securities, with an average yield of 1.57%. See the Liquidity Management section for further discussion.
Total interest expense was $9.5 million and $28.2 million for the three and nine months ended September 30, 2024, respectively, compared to $8.7 million and $23.5 million for the three and nine months ended September 30, 2023, respectively. The Company’s rates paid on interest bearing liabilities were 2.96% and 2.92% for the three and nine months ended September 30, 2024, respectively, compared to 2.62% and 2.36% for the three and nine months ended September 30, 2023, respectively. See the Liquidity Management section for further discussion.

Interest expense on deposits was $7.7 million and $22.8 million for the three and nine months ended September 30, 2024, respectively, compared to $6.6 million and $18.2 million for the three and nine months ended September 30, 2023, respectively.
Average interest-bearing deposits decreased $11.7 million, or 1.0%, to $1.13 billion for the quarter ended September 30, 2024 compared to $1.14 billion for the quarter ended September 30, 2023. The average cost of deposits increased to 2.74% for the quarter ended September 30, 2024 compared to 2.32% for the quarter ended September 30, 2023.
Average interest-bearing deposits decreased $21.7 million, or 1.9%, to $1.14 billion for the nine months ended September 30, 2024 compared to $1.16 billion for the nine months ended September 30, 2023. The average cost of deposits increased to 2.68% for the nine months ended September 30, 2024 compared to 2.10% for the nine months ended September 30, 2023.
Interest expense on borrowings was $1.7 million and $5.4 million for the three and nine months ended September 30, 2024, respectively, compared to $2.1 million and $5.3 million for the three and nine months ended September 30, 2023, respectively.
Average borrowings decreased $36.6 million, or 19.7%, to $148.8 million for the quarter ended September 30, 2024 compared to $185.4 million for the quarter ended September 30, 2023. The average cost of borrowings increased to 4.67% for the quarter ended September 30, 2024 compared to 4.50% for the quarter ended September 30, 2023.
Average borrowings decreased $13.6 million, or 8.1%, to $154.5 million for the nine months ended September 30, 2024 compared to $168.2 million for the nine months ended September 30, 2023. The average cost of borrowings increased to 4.67% for the nine months ended September 30, 2024 compared to 4.20% for the nine months ended September 30, 2023. The increase in average cost of borrowings primarily resulted from higher market interest rates.
Non-interest Income and Expense
Non-interest income for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Service charges and other fees	$870	$760	$110	14.5%	$2,464	$2,180	$284	13.0%
Bank card income and fees	1,037	1,029	8	0.8%	3,084	3,044	40	1.3%
Earnings on bank-owned life insurance	520	14	506	NM	1,162	43	1,119	NM
Trust department income	341	283	58	20.5%	960	820	140	17.1%
Real estate servicing fees, net	81	125	(44)	(35.2)%	33	417	(384)	(92.1)%
Gain on sales of mortgage loans, net	111	851	(740)	(87.0)%	786	2,014	(1,228)	(61.0)%
Gains (losses) on other real estate owned, net	262	(2,809)	3,071	(109.3)%	751	(4,592)	5,343	(116.4)%
Other	561	353	208	58.9%	1,558	1,458	100	6.9%
Total non-interest income	$3,783	$606	$3,177	524.3%	$10,798	$5,384	$5,414	100.6%
Non-interest income as a % of total revenue *	20.9%	3.8%			20.0%	11.1%
*Total revenue is calculated as net interest income plus non-interest income.
NM = not meaningful
Total non-interest income increased $3.2 million, or 524.3%, to $3.8 million for the third quarter ended September 30, 2024 compared to $0.6 million for the third quarter ended September 30, 2023, and increased $5.4 million, or 100.6%, to $10.8 million for the nine months ended September 30, 2024 compared to $5.4 million for the nine months ended September 30, 2023. The increases were primarily due to earnings on bank-owned life insurance and the gain on sale of other real estate owned during the current periods.
Earnings on bank-owned life insurance increased to $0.5 million for the third quarter ended September 30, 2024 compared to $0.01 million for the third quarter ended September 30, 2023, and increased to $1.2 million for the nine months ended September 30, 2024 compared to $0.04 million for the nine months ended September 30, 2023. The

Company purchased $35.0 million in bank-owned life insurance policies in the first quarter of 2024. The earnings generated from these polices are primarily derived from the investment returns on the cash value component.
Real estate servicing fees, net of the change in valuation of mortgage servicing rights (MSRs) decreased to $0.08 million for the third quarter ended September 30, 2024 compared to $0.1 million for the third quarter ended September 30, 2023, and decreased to $0.03 million for the nine months ended September 30, 2024 compared to $0.4 million for the nine months ended September 30, 2023. On January 31, 2024, the Company sold its servicing portfolio and the balance of the serviced loans transferred on April 30, 2024. The remaining servicing fees and costs were settled during the second and third quarter of 2024.
Gain on sales of mortgage loans decreased to $0.1 million for the third quarter ended September 30, 2024 compared to $0.9 million for the third quarter ended September 30, 2023, and decreased to $0.8 million for the nine months ended September 30, 2024 compared to $2.0 million for the nine months ended September 30, 2023. The Company sold $7.4 million and $45.0 million of mortgage loans for the three and nine months ended September 30, 2024, respectively, compared to $37.2 million and $84.4 million for the three and nine months ended September 30, 2023, respectively.
Gains (losses) on other real estate owned increased to a $0.3 million gain for the third quarter ended September 30, 2024 compared to a $2.8 million loss for the third quarter ended September 30, 2023, and increased to a $0.8 million gain for the nine months ended September 30, 2024 compared to a $4.6 million loss for the nine months ended September 30, 2023. During the second and third quarter of 2023, the Company recognized $1.8 million and $2.8 million in valuation write-downs, respectively, on foreclosed property in other real estate owned based on current appraisals. The Company sold the remaining parcel related to one of these properties in the second quarter of 2024, and the Company recognized a $0.4 million release of the valuation write-down. Moreover, the Company sold land previously intended for a new branch, resulting in a gain of $0.3 million in the third quarter of 2024.
Non-interest expense for the periods indicated was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Salaries	$5,115	$5,719	$(604)	(10.6)%	$15,756	$16,763	$(1007)	(6.0)%
Employee benefits	1,424	1,405	19	1.4	4,237	4,215	22	0.5
Occupancy expense, net	843	842	1	0.1	2,364	2,437	(73)	(3.0)
Furniture and equipment expense	787	768	19	2.5	2,266	2,236	30	1.3
Processing, network and bank card expense	1,480	1,320	160	12.1	4,212	3,797	415	10.9
Legal, examination, and professional fees	378	499	(121)	(24.2)	1,713	1,447	266	18.4
Advertising and promotion	198	375	(177)	(47.2)	711	1,084	(373)	(34.4)
Postage, printing, and supplies	215	248	(33)	(13.3)	571	621	(50)	(8.1)
Loan expense	126	147	(21)	(14.3)	515	771	(256)	(33.2)
Other	1,428	1,246	182	14.6	4,258	4,401	(143)	(3.2)
Total non-interest expense	$11,994	$12,569	$(575)	(4.6)%	$36,603	$37,772	$(1,169)	(3.1)%
Efficiency ratio*	66.2%	79.8%			67.7%	77.6%
Number of full-time equivalent employees	268	312			268	312
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense decreased $0.6 million, or 4.6%, to $12.0 million for the third quarter ended September 30, 2024 compared to $12.6 million for the third quarter ended September 30, 2023, and decreased $1.2 million, or 3.1%, to $36.6 million for the nine months ended September 30, 2024 compared to $37.8 million for the nine months ended September 30, 2023.
Salaries decreased $0.6 million, or 10.6%, to $5.1 million for the third quarter ended September 30, 2024 compared to $5.7 million for the third quarter ended September 30, 2023, and decreased $1.0 million, or 6.0%, to $15.8 million for the nine months ended September 30, 2024 compared to $16.8 million for the nine months ended September 30, 2023. The decrease was primarily due to planned reductions of full-time employees during the fourth quarter of 2023 and second quarter of 2024.

Legal, examination and professional fees decreased $0.1 million, or 24.2%, to $0.4 million for the third quarter ended September 30, 2024 compared to $0.5 million for the third quarter ended September 30, 2023, and increased $0.3 million, or 18.4%, to $1.7 million for the nine months ended September 30, 2024 compared to $1.4 million for the nine months ended September 30, 2023. The increase was primarily due to legal fees related loan workouts.
Advertising and promotion decreased $0.2 million, or 47.2%, to $0.2 million for the third quarter ended September 30, 2024 compared to $0.4 million for the third quarter ended September 30, 2023, and decreased $0.4 million, or 34.4%, to $0.7 million for the nine months ended September 30, 2024 compared to $1.1 million for the nine months ended September 30, 2023. The decrease in expenses was the result of a strategic decision to discontinue the Company's outsourced marketing efforts. The Company has hired internal marketing resources and by transitioning to an in-house marketing team, the Company has reduced costs.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements was 18.7% and 18.2% for the three and nine months ended September 30, 2024, respectively, compared to 16.2% and 17.1% for the three and nine months ended September 30, 2023, respectively. The effective tax rate for each of the three and nine months ended September 30, 2024 and 2023, respectively, is lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 79.8% of total assets as of September 30, 2024 compared to 80.8% as of December 31, 2023.
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
Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated is as follows:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$202,341	13.8%	$226,275	14.7%
Real estate construction − residential	32,344	2.2	58,347	3.8
Real estate construction − commercial	65,432	4.5	130,296	8.5
Real estate mortgage − residential	369,103	25.2	372,391	24.2
Real estate mortgage − commercial	782,487	53.3	731,024	47.5
Installment and other consumer	15,044	1.0	20,814	1.3
Total loans held for investment	$1,466,751	100.0%	$1,539,147	100.0%
Commercial Real Estate Loans
Commercial real estate loans ("CRE") consist primarily of income-producing investment property loans. Additionally, CRE loans include 1-4 family property loans as well as land and development loans.
The following table shows the categories of the Company's non-owner occupied CRE loan portfolio at September 30, 2024 and December 31, 2023:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Multi Family	$198,237	31.9%	$144,254	22.4%
Retail	162,205	26.0	157,890	24.6
Hotel & Food Service	71,283	11.5	66,244	10.3
Office Buildings	47,957	7.7	49,991	7.8
1-4 Family Construction	32,344	5.2	58,347	9.0
Other Construction	31,642	5.0	33,807	5.3
Other Real Estate	26,392	4.2	21,445	3.3
Industrial	18,589	3.0	14,741	2.3
Residential Building Construction	18,390	3.0	29,149	4.5
Commercial and Institutional Building Construction	10,332	1.7	24,778	3.9
Land Subdivision	5,068	0.8	42,561	6.6
Total Commercial Real Estate - Non Owner Occupied	$622,439	100.0%	$643,207	100.0%
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

Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Non-accrual loans:
Commercial, financial, and agricultural	$1,879	$2,228
Real estate construction − residential	454	432
Real estate construction − commercial	55	69
Real estate mortgage − residential	1,113	587
Real estate mortgage − commercial	179	2,978
Installment and other consumer	11	—
Total	$3,691	$6,294
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage − residential	$373	$115
Installment and other consumer	2	4
Total	$375	$119
Total non-performing loans (a)	4,066	6,413
Other real estate owned and repossessed assets	4,385	1,744
Total non-performing assets (b)	$8,451	$8,157

Loans held for investment	$1,466,751	$1,539,147
Allowance for credit losses on loans	$21,937	$23,744
Allowance for credit losses to loans	1.50%	1.54%
Non-accrual loans to total loans	0.25%	0.41%
Non-performing loans to loans (a)	0.28%	0.42%
Non-performing assets to loans (b)	0.58%	0.53%
Non-performing assets to assets (b)	0.47%	0.43%
Allowance for credit losses to non-accrual loans	594.34%	377.25%
Allowance for credit losses to non-performing loans	539.52%	370.25%
(a)Non-performing loans include loans 90 days past due and accruing and non-accrual loans.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $8.5 million, or 0.58% of total loans, at September 30, 2024 compared to $8.2 million, or 0.53% of total loans, at December 31, 2023.
Total non-accrual loans at September 30, 2024 decreased $2.6 million, or 41.4%, to $3.7 million compared to $6.3 million at December 31, 2023. The decrease in non-accrual loans was primarily due to a $1.8 million charged off commercial loan relationship and $3.5 million in commercial real estate loans that went to non-accrual status in the first quarter and proceeded to foreclosure in the second quarter and third quarter of 2024. In addition, $2.0 million in commercial loans moved to non-accrual status in the third quarter of 2024.
There were $0.4 million in loans past due 90 days and still accruing interest at September 30, 2024 compared to $0.1 million at December 31, 2023. Other real estate and repossessed assets were $4.4 million and $1.7 million at September 30, 2024 and December 31, 2023, respectively. There were $3.5 million and $0.04 million in non-accrual loans added to other real estate owned and repossessed assets during the nine months ended September 30, 2024 and 2023, respectively.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
The following table is a summary of the allocation of the allowance for credit losses:

	September 30, 2024		December 31, 2023
(dollars in thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for credit losses at end of period:
Commercial, financial, and agricultural	$1,630	13.8%	$3,208	14.7%
Real estate construction − residential	586	2.2	1,043	3.8
Real estate construction − commercial	1,824	4.5	3,273	8.5
Real estate mortgage − residential	5,282	25.2	5,264	24.2
Real estate mortgage − commercial	12,634	53.3	10,537	47.5
Installment and other consumer	146	1.0	232	1.3
Unallocated	(165)	—	187	—
Total	$21,937	100.0%	$23,744	100.0%
The allowance for credit losses was $21.9 million, or 1.50%, of loans outstanding at September 30, 2024 compared to $23.7 million, or 1.54%, of loans outstanding at December 31, 2023. The ratio of the allowance for credit losses to non-performing loans was 539.52% at September 30, 2024, compared to 370.25% at December 31, 2023.
Provision for Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2024	2023	2024	2023
Provision for credit losses on loans	$593	$300	$875	$1,115
Provision for (release of) credit losses for off-balance sheet commitments	(93)	(190)	(149)	(325)
Total provision for credit losses	$500	$110	$726	$790
The Company recognized a provision for credit losses of $0.5 million and $0.7 million for the three and nine months ended September 30, 2024, respectively, compared to a $0.1 million and $0.8 million provision for credit losses for the three and nine months ended September 30, 2023, respectively.

The following table summarizes credit loss experience for the periods indicated:

	Three Months Ended September 30,
	2024			2023
(dollars in thousands)	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans
Commercial, financial, and agricultural	$(254)	$210,783	(0.12)%	$(7)	$232,516	—%
Real estate construction − residential	—	35,611	—	—	55,289	—
Real estate construction − commercial	—	61,546	—	—	129,284	—
Real estate mortgage − residential	7	369,068	—	2	376,209	—
Real estate mortgage − commercial	(343)	792,668	(0.04)	(2)	739,225	—
Installment and other consumer	(46)	15,977	(0.29)	(67)	22,176	(0.30)
Total	$(636)	$1,485,653	(0.04)%	$(74)	$1,554,699	—%

	Nine Months Ended September 30,
	2024			2023
(dollars in thousands)	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans
Commercial, financial, and agricultural	$(2,122)	$217,576	(0.98)%	$124	$231,691	0.05%
Real estate construction − residential	—	46,247	—	—	47,265	—
Real estate construction − commercial	—	70,452	—	—	137,776	—
Real estate mortgage − residential	(11)	371,072	—	6	368,702	—
Real estate mortgage − commercial	(433)	783,960	(0.06)	(25)	735,539	—
Installment and other consumer	(116)	17,916	(0.65)	(139)	22,622	(0.61)
Total	$(2,682)	$1,507,223	(0.18)%	$(34)	$1,543,595	—%
Net Loan Charge-Offs
The Company’s net charge-offs were $0.6 million and $2.7 million for the three and nine months ended September 30, 2024 compared to $0.1 million and $0.03 million for the three and nine months ended September 30, 2023, respectively. The charge-offs in the current quarter primarily related to one commercial and one commercial real estate loan relationship that was adequately reserved for in the prior quarter.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Prior to September 30, 2024, these loans were initially measured at fair value under the fair value option election with subsequent changes in fair value recognized in mortgage banking income. As of September 30, 2024, loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and various other secondary market investors. At September 30, 2024, the carrying amount of these loans was $0.3 million compared to $3.9 million at December 31, 2023.
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the nine months ended September 30, 2024, the Company sold approximately $45.0 million of loans to investors compared to $84.4 million for the nine months ended September 30, 2023. On January 31, 2024, the Company sold its servicing portfolio and the balance of the serviced loans transferred on April 30, 2024. The Company was servicing approximately $226.3 million of loans sold to the secondary market at September 30, 2023.
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

(dollars in thousands)	September 30, 2024	December 31, 2023
Other interest-bearing deposits	$34,813	$77,775
Certificates of deposit in other banks	1,000	—
Available-for-sale investment securities	203,292	188,742
Total	$239,105	$266,517
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $203.3 million at September 30, 2024 and included an unrealized net loss of $24.7 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $4.3 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At September 30, 2024 and December 31, 2023, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $118.4 million and $99.5 million, respectively.
Total investment securities pledged for these purposes were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Federal Reserve Bank borrowings	$9,001	$9,048
Other deposits	75,885	80,175
Total pledged, at fair value	$84,886	$89,223
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At September 30, 2024, such deposits totaled $1.4 billion and represented 93.5% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Non-interest bearing demand	$390,639	$402,241
Interest checking	313,557	387,242
Savings and money market	498,387	459,049
Other time deposits	203,135	214,004
Total	$1,405,718	$1,462,536
Estimated uninsured deposits totaled $325.2 million, including $97.8 million of certificates of deposit, at September 30, 2024, compared to $387.1 million, including $108.1 million of certificates of deposit, at December 31, 2023. The Company had brokered deposits totaling $10,000 and $0.2 million at September 30, 2024 and December 31, 2023, respectively.
Included in the uninsured deposits at September 30, 2024 and December 31, 2023 are public fund deposits greater than $250,000 which are collateralized by the Company totaling $95.1 million and $137.7 million, respectively.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, advances from the Federal Home Loan Bank (FHLB) and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2024, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $8.5 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2024. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at September 30, 2024.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of September 30, 2024, the Bank had $96.4 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at September 30, 2024 and December 31, 2023 were as follows:

(dollars in thousands)	September 30, 2024	December 31, 2023
Federal Home Loan Bank advances	$96,425	$107,000
Other borrowings	100	—
Subordinated notes	49,486	49,486
Total	$146,011	$156,486
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

The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company:

	September 30, 2024				December 31, 2023
(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$421,917	$8,530	$35,000	$465,447	$425,367	$8,563	$35,000	$468,930
Letters of credit	(44,500)	—	—	(44,500)	(107,500)	—	—	(107,500)
Advances outstanding	(96,425)	—	—	(96,425)	(107,000)	—	—	(107,000)
Total available	$280,992	$8,530	$35,000	$324,522	$210,867	$8,563	$35,000	$254,430
At September 30, 2024, loans of $720.7 million were pledged to the FHLB as collateral for borrowings and letters of credit. At September 30, 2024, investments with a market value of $9.0 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated liquidity needs in both the short and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $54.2 million at September 30, 2024 compared to $93.4 million at December 31, 2023. The $39.2 million decrease resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the nine months ended September 30, 2024. Cash flow provided by operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided total cash of $23.7 million for the nine months ended September 30, 2024.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, provided total cash of $19.8 million during the nine months ended September 30, 2024. The cash flow primarily consisted of a $66.2 million net decrease in loans held for investment and $20.3 million proceeds from maturities and calls of available-for-sale securities, partially offset by $32.9 million in purchases of securities and $35.0 million in purchases of bank owned life insurance policies. During the fourth quarter of 2023, the Company repositioned its balance sheet by selling $83.7 million in book value of investment securities, with an average yield of 1.57%.
Financing activities used total cash of $82.6 million during the nine months ended September 30, 2024, resulting primarily from a $34.5 million decrease in interest-bearing transaction accounts, $21.2 million decrease in time deposits, $11.6 million decrease in demand deposits and a $10.5 million net decrease in FHLB advances.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $335.0 million in unused loan commitments and standby letters of credit as of September 30, 2024. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $3.7 million and $3.5 million during the nine months ended September 30, 2024 and 2023, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared $15.0 million and $9.0 million in dividends to the Company during the nine months ended September 30, 2024 and 2023, respectively. At September 30, 2024 and December 31, 2023, the Company had cash and cash equivalents totaling $13.8 million and $6.8 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be repurchased under the plan, as well as the timing of any such repurchases. The Company repurchased 56,692 common shares under the repurchase plan during the first nine months of 2024 at an average cost of $19.51 per share totaling $1.1 million. As of September 30, 2024, $3.9 million remained available for share repurchases pursuant to the plan. Repurchases under the plan may be effectuated in the open market, by block purchase, in privately negotiated transactions, or through other transactions managed by broker-dealers, or any combination thereof. No time limit was set for completion of share repurchases under the plan.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2024, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of September 30, 2024 and December 31, 2023. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III Capital Rules, at September 30, 2024 and December 31, 2023, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as the dates indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2024
Total Capital (to risk-weighted assets):
Company	$228,627	14.91%	$160,988	10.50%	$—	N.A%
Bank	218,513	14.14%	162,284	10.50%	154,557	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$209,459	13.66%	$130,324	8.50%	$—	N.A%
Bank	199,193	12.89%	131,373	8.50%	123,645	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$161,459	10.53%	$107,326	7.00%	$—	N.A%
Bank	199,193	12.89%	108,190	7.00%	100,462	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$209,459	11.33%	$73,924	4.00%	$—	N.A%
Bank	199,193	10.84%	73,517	4.00%	91,896	5.00%

December 31, 2023
Total Capital (to risk-weighted assets):
Company	$221,586	13.99%	$166,266	10.50%	$—	N.A%
Bank	219,043	13.91%	165,369	10.50%	157,494	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$199,395	12.59%	$134,596	8.50%	$—	N.A%
Bank	199,490	12.67%	133,870	8.50%	125,995	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$154,033	9.73%	$110,844	7.00%	$—	N.A%
Bank	199,490	12.67%	110,246	7.00%	102,371	6.50%
Tier 1 leverage ratio:
Company	$199,395	10.29%	$77,492	4.00%	$—	N.A%
Bank	199,490	10.31%	77,411	4.00%	96,763	5.00%

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
The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at September 30, 2024 and December 31, 2023.

	% Change in projected net interest income
Hypothetical shift in interest rates	September 30,	December 31,
(bps)	2024	2023
200	(1.48)%	(1.57)%
100	(0.59)%	(0.38)%
(100)	(0.20)%	0.51%
(200)	(1.60)%	0.49%
The change in the Company’s interest rate risk exposure from December 31, 2023 to September 30, 2024 was due to moderately higher rates on interest bearing assets projected to reprice in the next 12 months and projected repricing speeds on interest bearing assets and liabilities. In an immediate and sustained shock, interest bearing assets and liabilities are projected to reprice at relatively the same pace. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.
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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended September 30, 2024.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2024. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth under the caption "Pending Litigation" in Note 14 - Commitments and Contingencies, in our Company’s Notes to Consolidated Financial Statements (unaudited).
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended September 30, 2024:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs *
July 2024	5,000	$19.93	5,000	$3,894,221
August 2024	—	$—	—	$3,894,221
September 2024	—	$—	—	$3,894,221
Total	5,000	$19.93	5,000	$3,894,221

*Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be repurchased by the Company from time to time, as well as the timing of any such repurchases. The Company repurchased 5,000 common shares under the repurchase plan during the third quarter at an average cost of $19.93 per share totaling $0.1 million. As of September 30, 2024, $3.9 million remained available for share repurchases pursuant to the plan.

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

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2024, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended September 30, 2024 otherwise reportable under this Item 5.
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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

November 14, 2024	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Chris E. Hafner

November 14, 2024	Chris E. Hafner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)