Form 10-K
period 2024-12-31
HAWTHORN BANCSHARES, INC.
filed 2025-03-17
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the 4,880,111 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $19.80 closing price of such common equity on June 30, 2024, the last business day of the registrant's most recently completed second fiscal quarter, was $96,626,198. Aggregate market value excludes an aggregate of 2,111,612 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 17, 2025, the registrant had 7,554,893 shares of common stock, par value $1.00 per share, issued and 6,981,769 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into the indicated parts of this report: (1) 2024 Annual Report to Shareholders - Part II and (2) definitive Proxy Statement for the 2025 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A - Part III.

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
•On June 16, 2000, the Company acquired City National Savings Bank, FSB, which was then merged into The Exchange National Bank of Jefferson City;
•On May 2, 2005, the Company acquired all of the issued and outstanding capital stock of Bank 10, a Missouri state bank;
•On December 1, 2006, the Company announced its development of a strategic plan in which, among other things, The Exchange National Bank of Jefferson City, Citizens Union State Bank & Trust, Osage Valley Bank and Bank 10 would be consolidated into a single bank under a Missouri state trust charter. This consolidation was completed in October 2007, and the subsidiary bank is now known as Hawthorn Bank (the "Bank"); and
•On December 29, 2023, the Company dissolved its wholly-owned subsidiary, Union, which owned all of the outstanding capital stock of Hawthorn Bank, in order to streamline the Company's ownership of Hawthorn Bank.
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

The Bank. The Bank was founded in 1932 as a Missouri bank and converted to a Missouri trust company on August 16, 1989. However, its predecessors trace their lineage back to the founding of Exchange National Bank in 1865. The Bank has 18 banking offices, including its principal office at 132 East High Street in the central business district of Jefferson City, MO. See "Item 2. Properties".
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
HB Realty, LLC. HB Realty, LLC, a Missouri limited liability company ("HB Realty"), was formed in February 2018 and commenced operations in April 2018. HB Realty is intended to qualify as a "real estate investment trust" under the Internal Revenue Code of 1986, as amended (the "IRC"). HB Realty was formed in order to hold certain mortgage loans and participation interests contributed to it by the Bank. HB Realty was initially capitalized with mortgage loans and participation interests having an approximate aggregate book value of $404,665,296. As of December 31, 2024, the approximate aggregate book value of the mortgage loans held by HB Realty was $595,466,845. Effective September 30, 2022, to comply with collateral eligibility requirements of the Federal Home Loan Bank with whom the Bank maintains credit facilities, any participation interest in mortgage loans owned by HB Realty as of that date were converted into mortgage loans owned by HB Realty and, after that date, HB Realty will only acquire mortgage loans from the Bank, not participation interests.
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

Employees
As of December 31, 2024, the Company and its subsidiaries had approximately 255 full-time and 13 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.
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
The Bank experiences substantial competition for deposits and loans within Missouri communities in and surrounding its primary service areas of the cities of Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area, as well as within its secondary service areas of the nearby Missouri communities in the counties of Cole, Boone, Henry, Cass, Benton, and Greene. The Bank's principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks located in its secondary service areas. Based on publicly available information, management believes that the Bank is the second largest (in terms of deposits) of the 11 banks within Cole county, the eleventh largest (in terms of deposits) of the 21 banks within Boone county, the largest (in terms of deposits) of the eight banks within Henry county, the second largest (in terms of deposits) of the 19 banks within Cass county, and the second largest (in terms of deposits) of the five banks within Benton county. The main competition for Hawthorn Bank's trust services is from other commercial banks, including those of the Kansas City metropolitan area.
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
On December 31, 2024 the Company was in compliance with the FRB's capital adequacy guidelines. The Company's capital ratios calculated under the Basel III Rules (minimum plus a 2.5% capital conservation buffer) on December 31, 2024 are as follows:

Tier 1 Leverage Ratio (4%) (min requirement)	CET1 Risk- Based Capital Ratio (7.0%) (min requirement plus buffer)	Tier 1 Risk-Based Capital Ratio (8.5%) (min requirement plus buffer)	Total Risk-Based Capital Ratio (10.5%) (min requirement plus buffer)
11.46%	10.49%	13.54%	14.79%
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
A QCBO may elect out of complying with the Basel III Rules if, at the time of the election, the QCBO has a CBLR above 9%. The CBLR is generally calculated in accordance with the regulations for calculating the Tier 1 leverage ratio under the regulatory capital framework discussed above and below, with certain specified exceptions. As of December 31, 2024, the Company and the Bank each qualified to elect the CBLR framework because they had a CBLR of greater than 9% and satisfied the other requirements. The Company does not have immediate plans to elect to use the CBLR framework but may make such an election in the future.
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
Federal regulatory agencies are required to take prompt corrective action against undercapitalized financial institutions. As of December 31, 2024, the Bank was classified as "well-capitalized," which is required for the Company to remain a financial holding company.
The capital ratios and classifications of the Bank as of December 31, 2024 and the minimum requirements to be considered well-capitalized are as follows:

Tier 1 Leverage Ratio (5.0% minimum requirement)	CET1 Risk- Based Capital Ratio (6.5%) (min requirement)	Tier 1 Risk-Based Capital Ratio (8.0%) (min requirement)	Total Risk-Based Capital Ratio (10.0%) (min requirement)
10.83%	12.85%	12.85%	14.10%
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
Payment of Dividends. The Company's primary source of funds is dividends from the Bank, and the Bank is subject to federal and state laws limiting the payment of dividends. Under the FDIA, an FDIC-insured institution may not pay dividends while it is undercapitalized or if payment would cause it to become undercapitalized. Under Missouri law, the Bank may pay dividends to the Company only from a portion of its undivided profits and may not pay dividends if its capital is impaired.
Community Reinvestment Act. The Bank is subject to the Community Reinvestment Act and implementing regulations. These regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. Community Reinvestment Act ratings are taken into account by regulators in reviewing certain applications made by the Company and the Bank. On October 24, 2023, the federal banking regulators issued a joint notice of final rulemaking to modernize the Community Reinvestment Act regulatory framework. The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule adjusts Community Reinvestment Act evaluations based on bank size and type, with many of the changes applying only to banks with over $2 billion in assets, and several applying only to banks with over $10 billion in assets. The final rule took effect on April 1, 2024, with staggered compliance dates of January 1, 2026, and January 1, 2027. The Company will evaluate the effects of the final rule on the Bank prior to the applicable compliance date and review its Community Reinvestment Act program in connection therewith.
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

The Company is monitoring the impact of the change in presidential administration to the Consumer Financial Protection Bureau and other applicable banking regulations, which impact is not currently known.
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
Risks Relating to Our Business and Market
Because We Primarily Serve Central, West Central Missouri, and Eastern Kansas, a Decline in the Local Economic Conditions Could Lower the Company's Profitability. The profitability of the Company is dependent on the profitability of the Bank, which operates out of central and west-central Missouri, and extends into eastern Kansas as part of the Kansas City metro. The financial condition of the Bank is affected by slowing or recessionary economic conditions and business activity prevailing in the portions of Missouri and Kansas in which its operations are located. Although our customers' business and financial interests may extend well beyond our market areas, the financial conditions of both the Company and the Bank would be adversely affected by deterioration in the general economic and real estate climate in Missouri and Kansas.
An increase in unemployment, a decrease in profitability of regional businesses or real estate values, or an increase in interest rates are among the factors that could weaken the local economy. With a weaker local economy:
•customers may not want or need the products and services of the Bank;
•borrowers may be unable to repay their loans;
•the value of the collateral security of the Bank's loans to borrowers may decline;
•the number of loan delinquencies and foreclosures may increase; and
•the overall quality of the Bank's loan portfolio may decline.
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
Changes in the level or structure of interest rates also affect:
•the Bank's ability to originate loans;
•the value of the Bank's loan and securities portfolios;
•the Bank's ability to realize gains from the sale of loans and securities;
•the average life of the Bank's deposits; and
•the Bank's ability to obtain deposits.
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
The Company's Profitability Depends On the Bank's Asset Quality and Lending Risks. Success in the banking industry largely depends on the quality of loans and other assets. A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank's loan officers are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The Bank's failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of the Company and the Bank. There is a degree of credit risk associated with any lending activity. The Bank attempts to minimize its credit risk through loan diversification. Although the Bank's loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central, west central, and southwest Missouri, and eastern Kansas as part of the Kansas City metro. Therefore, the loan portfolio is susceptible to factors affecting the central, west central, and southwest Missouri, and eastern Kansas and the level of non-performing assets is heavily dependent upon local conditions. There can be no assurance that the level of the Bank's non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of the Company and the Bank.
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
Bank failures, such as the failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023, may cause a degree of panic and uncertainty in the investor community and among bank customers generally. Bank failures may also reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets or have a negative reputational ramification for the banking industry, including the Company. The Company will monitor events concerning any future potential bank failures and volatility within the banking industry generally, together with any responsive measures taken by the banking regulators to mitigate or manage potential turmoil in the banking industry.
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
The FDIC's Changes in the Calculation of Deposit Insurance Premiums and Ability to Levy Special Assessments Could Increase the Company's Non-Interest Expense and May Reduce Its Profitability. The range of base assessment rates historically varies from 12 to 45 basis points depending on an institution's risk category, with newly added financial measures resulting in increased assessment rates for institutions heavily relying on brokered deposits to support rapid asset growth. However, the Dodd-Frank Act requires the FDIC to amend its regulations to redefine the assessment base used for calculating deposit insurance assessments. On February 9, 2011, the FDIC adopted a final rule that defines the assessment base as the average consolidated total assets during the assessment period minus the average tangible equity of the insured depository institution during the assessment period. The FDIC also imposed a new assessment rate scale (which was revised further in 2016). Under the new system, banks will generally pay assessments at a rate between 2.5 and 32 basis points per assets minus tangible equity, depending upon an institution's risk category (the final rule also includes progressively lower assessment rate schedules when the FDIC's reserve ratio reaches certain levels). The rulemaking changes the current assessment rate schedule so the schedule will result in the collection of assessment revenue that is approximately the same as generated under the current rate schedule and current assessment base. Nearly all banks with assets less than $10 billion will pay smaller deposit insurance assessments as a result of the new rule. The majority of the changes in the FDIC's final rule became effective on April 1, 2011. The FDIC has the statutory authority to impose special assessments on insured depository institutions in an amount, and for such purposes, as the FDIC may deem necessary. The FDIC issued a final rule in November 2023 to implement a special assessment to recover the significant losses incurred by the FDIC in connection with the 2023 bank failures (Silicon Valley Bank in California, Signature Bank in New York and First Republic Bank in California), but that special assessment did not apply to the Bank. The change in the calculation methodology for deposit insurance premiums and the possible emergency special assessments could increase non-interest expense and may adversely affect the Company's profitability.
We May Elect or Be Compelled To Seek Additional Capital In The Future, But That Capital May Not Be Available When Needed. We are required by regulatory authorities to maintain adequate levels of capital to support operations. In addition, we may elect to raise additional capital to support the growth of the Company's business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. In that regard, a number of financial institutions have recently raised considerable amounts of capital as a result of a deterioration in their results of operations and financial condition arising from the turmoil in the mortgage loan market, deteriorating economic conditions, declines in real estate values and other factors. Should we elect or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, common stock or securities convertible into common stock, which could dilute your ownership interest in the Company. Although we remain "well-capitalized" and have not had a deterioration in liquidity, the future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions and a number of other factors, many of which are outside of the Company's control. Accordingly, we cannot assure you of the ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on the Company's financial condition and results of operations.

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
The Actual or Perceived Occurrence of Fraudulent Activity, Breaches or Failures of our Information Security Controls, or Cybersecurity Related Incidents Could Damage Our Reputation, Disrupt Our Business, Increase our Costs and Cause Losses. Financial institutions are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, clients and other third parties targeting us and our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our customers or third-party vendors, denial or degradation of service attacks, and malware or other cyber attacks. Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company or the Bank may experience financial losses or reputational harm as a result of fraud. In addition, we may be required to make significant capital expenditures in order to modify and enhance our protective measures or to investigate and remediate fraudulent activity. Although we have not experienced any material business or reputational harm as a result of fraudulent activities in the past, the occurrence of fraudulent activity could damage our reputation, disrupt our business, increase our costs and cause losses in the future.
The Company's Success Largely Depends on the Efforts of its Executive Officers. The success of the Company and the Bank has been largely dependent on the efforts of Brent M. Giles, CEO and Director, Gregg Bexten, President and Director, and the other executive officers. These individuals are expected to continue to perform their services. However, the loss of the services of Mr. Giles or Mr. Bexten, or any of the other key executive officers could have a materially adverse effect on the Company and the Bank.
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
Severe Weather, Natural Disasters, Pandemics, and Other External Events Could Significantly Impact Our Business. Severe weather, including tornadoes, droughts, hailstorms and other natural disasters, pandemics, or public health emergencies such as the outbreak of COVID-19, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Operations in our markets could be disrupted by both the evacuation of large portions of the population as well as damage or lack of access to our banking and operation facilities. Military and political conflicts, including the current military conflict between Russia and Ukraine, may increase volatility in commodity and energy prices, create supply chain issues and cause instability in financial markets, which may adversely affect us and our clients. Other severe weather or natural disasters, pandemics, acts of war or terrorism or other adverse external events may occur in the future. Although management has established business continuity plans and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
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
As a financial holding company, we are subject to extensive regulation and supervision and undergo periodic examinations by our regulators, who have extensive discretion and authority to prevent or remedy unsafe or unsound practices or violations of law by banks and financial holding companies. Failure to comply with applicable laws, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties and/or damage to our reputation, which could have a material adverse effect on us. Although we have policies and procedures designed to mitigate the risk of any such violations, there can be no assurance that such violations will not occur.
Current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. In addition, political developments, including the possible implementation of policies proposed by the new presidential administration, including tariffs, mass deportations and tax or financial regulations or the appointment of new personnel in regulatory agencies, add uncertainty to the implementation, scope and timing of regulatory reforms. These changes may also require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore materially and adversely affect our business, financial condition and results of operations.

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
The Short-Term and Long-Term Impact of any Change to Regulatory Capital Requirementsis Uncertain. The Company and the Bank are subject to various regulatory capital requirements. The federal banking agencies have substantially amended the regulatory capital rules applicable to us and the Bank in the past and may do so again in the future. The amendments implement the Basel III Rules and changes required by the Dodd-Frank Act. The amended rules include new minimum risk-based capital and leverage ratios, which became effective in January 2015 (with certain phase-ins), and refined the definition of what constitutes "capital" for purposes of calculating those ratios.
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
Regulations Relating to Privacy, Cybersecurity, Information Security and Data Protection Could Increase Our Costs, Affect or Limit How We Collect and Use Personal Information and Adversely Affect Our Business Opportunities. We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Many state and federal banking regulators, states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notifications in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the U.S. and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of client or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.
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
The Company is subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents, which could be triggered as a result of incidents discussed above. In addition, the Company must consider and address cybersecurity considerations as part of its risk management processes. See Item 16. Cybersecurity for additional information.
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
We Continually Encounter Technological Change, and We Cannot Predict How Changes in Technology May Affect Our Business. The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by products and services, which include developments in:

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

Risks Related to Our Common Stock
The Price of Our Common Stock Could Fluctuate Significantly, Which Could Make it Difficult for You to Resell Shares of Our Common Stock at Times or at Prices You Find Attractive. The stock market and, in particular, the market for financial institution stocks, has experienced significant volatility during the recent changes in economic and industry conditions. In some cases, the markets have produced downward pressure on stock prices for certain issuers without regard to those issuers' underlying financial strength. As a result, the trading volume in our common stock could fluctuate more than usual and cause significant price variations to occur. This could make it difficult for you to resell shares of our common stock at times or at prices you find attractive.
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
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We recognize the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Company. Our board of directors is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company maintains a cybersecurity and information technology (“IT”) risk management program designed to prevent, detect and respond to information security threats, which are fully integrated into the Company’s ERM program.
Our cybersecurity and IT risk management program is based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework, as well as the banking-specific framework from the Federal Financial Institution Examination Council’s (“FFIEC’s”) Cybersecurity Assessment Tool. The Company’s program is led by our Director of Information Technology and Information Security Officer, whose teams are responsible for leading short-term and long-term enterprise-wide cybersecurity strategy, policy, standards, monitoring, architecture and processes. Our Director of Information Technology and Information Security Officer has over fifteen years of experience in the field of cybersecurity and over a decade of experience leading cyber security oversight in the banking industry.
Governance
Although it is management's job to assess and manage our Company's exposure to risk, our board of directors oversees our Company's ERM, including cybersecurity and IT risks and threats, and establishes policies that govern the process. Our board conducts much of its risk oversight activities through our Audit Committee, which works closely with our Chief Risk Officer and Internal Audit Manager. The Audit Committee has primary management responsibility for oversight of operations, technology and operational risk, including information security, fraud, vendor, data protections and privacy, business continuity and cybersecurity risks. Our Audit Committee meets at least quarterly with our Chief Risk Officer, Internal Audit Manager and other members of management to assess, among other things, cyber threats or risks to align the Company for effective cybersecurity risk management and reporting. The Audit Committee receives quarterly reports from our Internal Audit Manager and Director of Information Technology and Information Security Officer on, among other things, the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security program, the emerging threat landscape and key metrics from cybersecurity systems and monitoring. Our Chief Risk Officer provides a presentation on ERM to the full board at least once annually. From time to time our Audit

Committee also receives updates between meetings from our Chief Risk Officer, Chief Executive Officer, Chief Financial Officer and other members of management relating to risk oversight matters.
Security event monitoring and detection
Our processes for assessing, identifying, and managing material risks from cybersecurity threats include using a wide-range of industry-leading security tools, regularly updating our technology roadmaps, and mandating cybersecurity awareness, business continuity and incident response training for all employees.
Recognizing the complexity and evolving nature of cybersecurity threats, we engage a range of outside experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our cybersecurity and IT risk management systems. Engaging outside vendors enables us to leverage specialized knowledge and insights, ensuring our cybersecurity and IT risk management strategies and processes remain sound. Our collaboration with these third-parties includes threat assessments, consultation on security enhancements and regular audits, the results of these threat assessments and audits are reported to the Audit Committee. Strong vendor management and monitoring controls are enforced and require, at a minimum, annual due diligence on critical vendors.
We have implemented a comprehensive Incident Response Program to provide guidance in the event of a cybersecurity incident for contacting authorities and informing key stakeholders to ensure that any non-routine events are properly escalated. The Company participates in cybersecurity incident response exercises to test pre-planned response actions from the Company’s plan and to facilitate group discussions regarding the effectiveness of the Company’s cybersecurity incident response strategies and tactics. We use a third-party SEIM to provide 24x7x365 monitoring of logs, administrator and user actions, network and security appliances, and endpoint agents. Our Director of Information Technology and Information Security Officer actively engages with key vendors, industry participants, as well as the FS-ISAC, InfraGard, InspireCIO and SANS Internet Storm Center cybersecurity collaboration organizations.
Incident materiality
The Incident Response Program is a component of the Company's Information Security policy and sets forth the severity categories and processes required to assess the impact of a cyber-related incident to the Company. The impact is categorized in one of five severity levels and is expressed in terms of financial loss, strategic objectives, customer, legal and regulatory, reputation, and service interruption. The incident response program includes timely notification of a material cybersecurity incident to the to the appropriate law enforcement, regulatory agencies, Board of Directors and other members of senior management.
Like other financial institutions, the Company experiences malicious cyber activity on an ongoing basis directed at its websites, computer systems, software, networks and users. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial of service attacks. The Company also experiences large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud. While, to date, malicious cyber activity, cyberattacks and other information security breaches have not had a material adverse impact on the Company, risk to its systems remains significant. See Item 1A. entitled Technology Risk "A successful cyber attack or other computer system breach could significantly harm the Company, its reputation and its customers".

Item 2. Properties.
The Company does not own or lease any property. The Company's principal office is located at 132 East High Street, Jefferson City, Missouri 65101. The table below provides a list of the Bank's facilities.

Location	Approximate Square Footage	Owned or Leased		Net Book Value at December 31, 2024 (in thousands)
8127 East 171st Street, Belton, MO	13,000	Owned		$2,112
910 West Buchanan Street, California, MO	2,270	Owned		$578
102 North Second Street, Clinton, MO	11,524	Owned		$1,703
1400 East Ohio Street, Clinton, MO	13,551	Owned		$2,778
803 E. Walnut St, Columbia, MO	9,698	Leased	(1)	$904
1110 Club Village Drive, Columbia, MO	5,000	Owned		$1,971
115 South 2nd Street, Drexel, MO	4,000	Owned		$62
100 Plaza Drive, Harrisonville, MO	4,000	Owned		$825
17430 East 39th Street, Independence, MO	4,070	Owned		$1,326
132 East High Street, Jefferson City, MO	34,800	Owned		$2,303
211 West Dunklin Street, Jefferson City, MO	2,500	Owned		$1,576
800 Eastland Drive, Jefferson City, MO	4,100	Owned		$615
3701 West Truman Blvd, Jefferson City, MO	21,000	Owned		$726
3600 Amazonas Drive, Jefferson City, MO	26,000	Owned		$2,607
8625 NE 85th St, Kansas City, MO	1,823	Leased	(2)	$726
300 S.W. Longview Blvd, Lee's Summit, MO	11,700	Owned		$2,647
400 S.W. Longview Blvd, Lee's Summit, MO	3,043	Leased	(3)	$93
335 Chestnut, Osceola, MO	1,580	Owned		140
321 West Battlefield, Springfield, MO	12,500	Owned		$1,910
1891 Commercial Drive, Warsaw, MO	11,000	Owned		$1,444
7300 College Boulevard, Overland Park, Kansas, Suite 165	3,344	Leased	(4)	N/A
___________________________
(1)The term of this lease began in February 2019 and ends in February 2029.
(2)The term of this lease began in September 2024 and ends in August 2034.
(3)The term of this lease began in July 2024 and ends in December 2026.
(4)The term of this lease began in November 2024 and ends in February 2025.
Management believes that the current condition of each of the Bank's facilities is adequate for its business and that such facilities are adequately covered by insurance.
Item 3. Legal Proceedings.
The information required by this Item is set forth in Note 19, Commitments and Contingencies, in the Company's consolidated financial statements, included under the caption "Consolidated Financial Statement" in the Company's 2024 Annual Report to Shareholders (included as Exhibit 13.1 hereto), incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers of the Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of the Company.

Name	Age	Position
Brent M. Giles	57	Chief Executive Officer and Director
Gregg A. Bexten	57	President and Director
Chris E. Hafner	58	Executive Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	59	Executive Vice President, Chief Operations Officer, Chief Risk Officer, Secretary and Director
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
Chris E. Hafner has served as Chief Financial Officer of the Company and of the Bank since October 2023. Mr. Hafner served as an outside banking and business consultant to several entities from December 2022 until he joined the Company and the Bank. Mr. Hafner previously served as Chief Accounting Officer of CrossFirst Bank, the bank subsidiary of CrossFirst Bankshares, Inc., a Nasdaq-listed bank holding company, from February 2016 until November 2022. Prior to that, he served as Chief Financial Officer at Missouri Bank, a privately held bank, from June 2015 until January 2016, and as Chief Risk Officer at Missouri Bank from April 2012 until May 2015. Prior to joining Missouri Bank, he served as Chief Financial Officer at First National Bank of Kansas, a privately held bank, from August 2005 until December 2011 and, prior to that, he served as Assistant Controller at Commerce Bancshares, Inc., a Nasdaq-listed bank holding company, from June 2000 until July 2005. He served in various roles in the audit practice of Forvis Mazars, LLP (formerly BKD LLP) from July 1994 until June 2000. Chris received a Bachelor of Business Administration degree from Iowa State University. He has been previously licensed as a Certified Public Accountant.
Kathleen L. Bruegenhemke has served as a director of the Company and of the Bank since March 2017. She has served as Executive Vice President since May 2024. She served as Senior Vice President of the Company from 1997 until February 2024, as Secretary of the Company since 1997 and as Chief Risk Officer of the Company since June 2006. With the exception of six months (November 2023 - April 2024), Ms. Bruegenhemke has served as Chief Operations Officer of Hawthorn Bank since January 2017. From October 2014 until December 2016 she served as Columbia Market President for the Bank. She has served as Senior Vice President and Secretary of the Company since November 1997 and as Chief Risk Officer of the Company since June 2006.  From January 1992 until November 1997, she served as Internal Auditor of the Bank (or of one of its constituent predecessors). Prior to joining the Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the FDIC. Ms. Bruegenhemke is a certified public accountant and possesses considerable expertise in overseeing various finance, regulatory compliance and risk management aspects of community banking, which she attained through over 30 years of service, first as a bank regulator and then as a dedicated employee of the Bank.
There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.
PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in the Company's 2024 Annual Report to Shareholders (included as Exhibit 13 hereto).
We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.
The Company's Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended December 31, 2024:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2)
October 2024	—	$—	—	$3,894,221
November 2024	—	$—	—	$3,894,221
December 2024	98	$32.01	—	$3,894,221
Total	98	$32.01	—	$3,894,221
(1) Represents shares of the Company's common stock withheld to satisfy tax withholding obligations upon the vesting of awards of restricted stock.
(2) There were no purchases made by or on behalf of the Company or any "affiliated purchaser" (as defined by applicable rules of the SEC) of shares the Company's common stock during the fourth quarter of the year ended December 31, 2024. Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be purchased under the plan, as well as the timing of any such purchases. As of December 31, 2024, $3.9 million remains available for share repurchases pursuant to the plan.
Recent Issuance of Securities
None.
Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2024 Annual Report to Shareholders (included as Exhibit 13 hereto).
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
Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•competitive pressures among financial services companies may increase significantly,
•changes in the interest rate environment may reduce interest margins,
•general economic conditions, either nationally or in Missouri, may be less favorable than expected and may adversely affect the quality of the Company's loans and other assets,
•increases in non-performing assets in the Company's loan portfolios and adverse economic conditions may necessitate increases to the provisions for credit losses,
•costs or difficulties related to the integration of the business of the Company and its acquisition targets may be greater than expected,
•legislative, regulatory, or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged,
•credit and market risks relating to increasing inflation,
•economic or other disruptions caused by acts of terrorism, war or other conflicts, including the Russia-Ukraine conflict, and the Israel-Hamas conflict, natural disasters, such as hurricanes, wild fires, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics, climate changes or other catastrophic events,
•changes may occur in the securities markets,
•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses, and
•technological changes, including potential cyber-security incidents and other disruptions, or innovations to the financial services industry, including as a result of the increased telework environment.
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
Tools used by the Bank's management include modeling the effects on net interest income under different rate shock scenarios. At December 31, 2024, the Company's rate shock scenario models indicated that annual net interest income could change by as much as (2.75)% or (0.38)% should interest rates rise or fall, respectively, 200 basis points from their current level over a one-year period. These levels of interest rate risk are within limits set by the board in the Company's Funds Management, Investment Asset Liability Policy and management believes this is an acceptable level of interest rate risk. However, there are no assurances that the change will not be more or less than this estimate.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2024 Annual Report to Shareholders (included as Exhibit 13 hereto).
Item 8. Financial Statements and Supplementary Data.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent registered public accounting firm and the information under the caption "Consolidated Financial Statements" in the Company's 2024 Annual Report to Shareholders (included as Exhibit 13 hereto).
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this annual report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2024, the Company's disclosure controls and procedures were effective.
(b)Management's Report on Internal Control Over Financial Reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon its assessment, management has concluded that, as of December 31, 2024, the Company's internal control over financial reporting, is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Management's assessment of the effectiveness of internal control over financial reporting, as of December 31, 2024, has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting.
There has been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Shareholders, Board of Directors, and Audit Committee
Hawthorn Bancshares, Inc.:
Opinion on the Internal Control over Financial Reporting
We have audited Hawthorn Bancshares, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2024, and for the year then ended, and our report dated March 17, 2025, expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
Definitions and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of reliable financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

/s / Forvis Mazars, LLP
Kansas City, Missouri
March 17, 2025

Item 9B. Other Information.
During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to:
(i)the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)the information under the caption "Item 1: Election of Directors--Who are this year's nominees?" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(iii)the information under the caption "Item 1: Election of Directors--What is the business experience of the nominees and of our continuing board members?" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(iv)the information under the caption "Executive Officers of the Registrant" in Part I of this report;
(v)the information under the caption "Delinquent Section 16(a) Reports" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(vi)the information under the caption "Corporate Governance and Board Matters--Consideration of Director Nominees" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(vii)the information under the caption "Corporate Governance and Board Matters--Committees of the Board--Audit Committee" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
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

Insider Trading Policy
The Company has adopted an Insider Trading Policy governing the purchase, sale and other disposition of its securities by directors, officers and employees that is designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards of the The Nasdaq Stock Market LLC, as well as procedures designed to further the foregoing purposes. In addition, the Insider Trading Policy requires the Company to comply with applicable laws and regulations relating to trading in its securities. A copy of the Company's Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.
Item 11. Executive Compensation.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)the information under the caption "Executive Compensation and Related Matters" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(ii)the information under the caption "Corporate Governance and Board Matters--Director Compensation" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item, other than that presented below, is incorporated herein by reference to the information under the caption "Ownership of Common Stock" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Securities Authorized For Issuance Under Equity Compensation Plans
Information pertaining to equity compensation plans is contained in "Part II - Item 8. Financial Statements and Supplementary Data - Note 13 - "Share-based Compensation - Equity-Based Compensation Plan." of the Company's 2024 Annual report and are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to:
(i)the information under the caption "Related Party Transactions" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A;
(ii)the information under the caption "Item 1: Election of Directors--What is the structure of our board and how often are directors elected?" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A; and
(iii)the information under the caption "Corporate Governance and Board Matters--Committees of the Board" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
Item 14. Principal Accountant Fees and Services.
Pursuant to General Instruction G(3) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Independent Registered Public Accounting Firm Fees and Services" in the Company's definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A.
PART IV

Item 15. Exhibits and, Financial Statement Schedules.
(a)Exhibits, Financial Statements and Financial Statement Schedules:
1.Financial Statements:
The following consolidated financial statements of the Company and reports of the Company's independent registered public accounting firm, included in the Company's 2024 Annual Report to Shareholders (included as Exhibit 13 hereto) under the caption "Consolidated Financial Statements", are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm.
Auditor Name: Forvis Mazars, LLP
Auditor Location: Kansas City, MO
Auditor Firm ID: 686
Consolidated Balance Sheets as of December 31, 2024 and 2023.
Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023, and 2022.
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022.
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

10.5	Hawthorn Bancshares, Inc. Employment Agreement (filed April 27, 2023 to the Company's current report on Form 8-K and incorporated herein by reference).*

13
The Company's 2024 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the SEC).

14	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

16.1
Letter from KPMG LLP dated December 27, 2023 to the Securities and Exchange Commission (filed as Exhibit 16.1 to the Company's current report on Form 8-K on December 27, 2023 and incorporated herein by reference).

19	Policy on Securities Trading and Handling of Non-Public Information filed as Exhibit 19 to this Annual Report on Form 10-K.

21	List of Subsidiaries (filed as Exhibit 21 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference). *

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit No.	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
____________________________
*Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).
(b)Exhibits.
See exhibits identified above under Item 15(a)3.
(c)Financial Statement Schedules.
See financial statement schedules identified above under Item 15(a)2, if any.

Item 16. Form 10-K Summary.

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Dated: March 17, 2025	By	/s/	Brent M. Giles
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

Date	Signature and Title

March 17, 2025	/s/ Brent M. Giles
Brent M. Giles, Chief Executive Officer (Principal Executive Officer) and Director

March 17, 2025	/s/ Chris E. Hafner
Chris E. Hafner, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 17, 2025	/s/ Gregg A. Bexten
Gregg A. Bexten, President, Director

March 17, 2025	/s/ Kathleen L. Bruegenhemke
Kathleen L. Bruegenhemke, Director

March 17, 2025	/s/ David T. Turner
David T. Turner, Chairman, Director

March 17, 2025	/s/ Frank E. Burkhead
Frank E. Burkhead, Director

March 17, 2025	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 17, 2025	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 17, 2025	/s/ Gus S. (Jack) Wetzel III
Gus S. (Jack) Wetzel III, Director

March 17, 2025	/s/ Shawna M. Hettinger
Shawna M. Hettinger, Director

March 17, 2025	/s/ Jonathan L. States
Jonathan L. States, Director

March 17, 2025	/s/ Douglas T. Eden
Douglas T. Eden, Director

March 17, 2025	/s/ Jonathan D. Holtaway
Jonathan D. Holtaway, Director