Form 10-Q
period 2025-03-31
HAWTHORN BANCSHARES, INC.
filed 2025-05-12
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 12, 2025, the registrant had 6,946,656 shares of common stock, par value $1.00 per share, outstanding.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands, except per share data)	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$21,558	$23,668
Other interest-bearing deposits	80,700	27,326
Cash and cash equivalents	102,258	50,994
Certificates of deposit in other banks	1,000	1,000
Available-for-sale debt securities, at fair value	219,647	218,652
Other investments	6,934	5,149
Loans held for investment	1,470,323	1,466,160
Allowance for credit losses	(21,780)	(22,044)
Net loans	1,448,543	1,444,116
Loans held for sale	224	—
Premises and equipment - net	32,321	31,166
Other real estate owned - net	668	1,446
Cash surrender value of bank-owned life insurance	39,298	38,912
Accrued interest receivable and other assets	32,530	33,750
Total assets	$1,883,423	$1,825,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$427,107	$385,022
Savings, interest checking and money market	818,894	846,339
Time deposits	297,887	301,821
Total deposits	1,543,888	1,533,182
Federal Home Loan Bank advances and other borrowings	124,100	81,525
Subordinated notes	49,486	49,486
Operating lease liabilities	3,028	1,678
Accrued interest payable and other liabilities	9,510	9,767
Total liabilities	1,730,012	1,675,638
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,554,893 shares	7,555	7,555
Surplus	76,938	76,857
Retained earnings	93,597	89,542
Accumulated other comprehensive loss, net of tax	(12,275)	(12,443)
Treasury stock; 582,124 and 566,268 shares, at cost, respectively	(12,404)	(11,964)
Total stockholders’ equity	153,411	149,547
Total liabilities and stockholders’ equity	$1,883,423	$1,825,185
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
INTEREST INCOME
Interest and fees on loans	$21,196	$21,730
Interest and fees on loans held for sale	2	31
Interest on investment securities:
Taxable	1,304	750
Nontaxable	587	592
Federal funds sold and Other interest-bearing deposits	249	812
Dividends on other investments	120	137
Total interest income	23,458	24,052
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,349	4,630
Time deposits	2,464	2,835
Total interest expense on deposits	6,813	7,465
Interest on Federal Home Loan Bank advances	499	849
Interest on subordinated notes	852	990
Total interest expense on borrowings	1,351	1,839
Total interest expense	8,164	9,304
Net interest income	15,294	14,748
Release of provision for credit losses on loans	(282)	—
Release of provision for credit losses on unfunded commitments	(58)	(230)
Total release of provision for credit losses on loans and unfunded commitments	(340)	(230)
Net interest income after provision for credit losses on loans and unfunded commitments	15,634	14,978
NON-INTEREST INCOME
Service charges and other fees	914	817
Bank card income and fees	925	973
Earnings on bank-owned life insurance	509	136
Wealth management revenue	473	380
Gain on sale of mortgage loans, net	126	277
Gains on other real estate owned, net	21	34
Other	495	402
Total non-interest income	3,463	3,019
Investment securities losses, net	(2)	—
NON-INTEREST EXPENSE
Salaries and employee benefits	6,912	6,730
Occupancy expense, net	935	813
Furniture and equipment expense	793	756
Processing, network, and bank card expense	1,401	1,370
Legal, examination, and professional fees	493	823
Advertising and promotion	160	263
Postage, printing, and supplies	294	167
Other	1,511	1,653
Total non-interest expense	12,499	12,575
Income before income taxes	6,596	5,422
Income tax expense	1,213	966
Net income	$5,383	$4,456
Basic earnings per share	$0.77	$0.63
Diluted earnings per share	$0.77	$0.63
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Net income	$5,383	$4,456
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax	383	(2,215)
Defined benefit pension plans:
Amortization of net gains included in net periodic pension income, net of tax	(215)	(126)
Total other comprehensive income (loss)	168	(2,341)
Total comprehensive income	$5,551	$2,115

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended March 31, 2025 and 2024
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2024	$7,555	$76,857	$89,542	$(12,443)	$(11,964)	$149,547
Net income	—	—	5,383	—	—	5,383
Other comprehensive income	—	—	—	168	—	168
Share-based compensation expense	—	81	—	—	—	81
Purchase of treasury stock	—	—	—	—	(440)	(440)
Cash dividends declared, common stock ($0.19 per share)	—	—	(1,328)	—	—	(1,328)
Balance, March 31, 2025	$7,555	$76,938	$93,597	$(12,275)	$(12,404)	$153,411

Balance, December 31, 2023	$7,555	$76,818	$76,464	$(13,762)	$(10,990)	$136,085
Net income	—	—	4,456	—	—	4,456
Other comprehensive loss	—	—	—	(2,341)	—	(2,341)
Share-based compensation expense	—	29	—	—	—	29
Purchase of treasury stock	—	—	—	—	(414)	(414)
Cash dividends declared, common stock ($0.17 per share)	—	—	(1,195)	—	—	(1,195)
Balance, March 31, 2024	$7,555	$76,847	$79,725	$(16,103)	$(11,404)	$136,620

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$5,383	$4,456
Adjustments to reconcile net income to net cash provided by operating activities:
Release of provision for credit losses on loans and unfunded commitments	(340)	(230)
Depreciation expense	535	463
Net amortization of investment securities, premiums, and discounts	118	212
Change in fair value of mortgage servicing rights	—	(59)
Investment securities losses, net	2	—
(Gain) loss on sales and dispositions of premises and equipment	(50)	5
Gain on sales and dispositions of other real estate	(21)	(34)
Proceeds from the sale of mortgage servicing rights	—	1,552
Share-based compensation expense	81	29
Increase in cash surrender value - life insurance	(386)	(136)
Decrease (increase) in other assets	889	(724)
Decrease in operating lease liabilities	(70)	(50)
Decrease in other liabilities	(183)	(856)
Origination of mortgage loans held for sale	(1,335)	(13,856)
Proceeds from the sale of mortgage loans held for sale	1,237	15,108
Gain on sale of mortgage loans, net	(126)	(277)
Net cash provided by operating activities	5,734	5,603
Cash flows from investing activities:
Purchase of bank-owned life insurance	—	(35,000)
Net (increase) decrease in loans	(4,145)	20,225
Purchase of available-for-sale debt securities	(6,656)	(12,658)
Proceeds from maturities of available-for-sale debt securities	4,273	2,674
Proceeds from calls of available-for-sale debt securities	1,755	12,256
Purchases of FHLB stock	(4,029)	(558)
Proceeds from sales of FHLB stock	2,242	571
Purchases of premises and equipment	(272)	(544)
Proceeds from sales of premises and equipment	50	—
Proceeds from sales of other real estate and repossessed assets	799	60
Net cash used in investing activities	(5,983)	(12,974)
Cash flows from financing activities:
Net increase (decrease) in demand deposits	42,085	(9,653)
Net decrease in interest-bearing transaction accounts	(27,445)	(56,680)
Net (decrease) increase in time deposits	(3,934)	23,363
Repayment of FHLB advances and other borrowings	(46,100)	(8,000)
FHLB advances	88,675	10,000
Purchase of treasury stock	(440)	(414)
Cash dividends paid - common stock	(1,328)	(1,197)
Net cash provided by (used in) financing activities	51,513	(42,581)
Net increase (decrease) in cash and cash equivalents	51,264	(49,952)
Cash and cash equivalents, beginning of period	50,994	93,450
Cash and cash equivalents, end of period	$102,258	$43,498
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Three Months Ended March 31,
(In thousands)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,288	$9,104
Income taxes	$—	$—
Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	$1,420	$—
Dividends declared not paid - common stock	$1,328	$1,195
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies
Hawthorn Bancshares, Inc. (the Company) through its subsidiary, Hawthorn Bank (the Bank), provides a broad range of banking services to individual and corporate customers located within the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. The Company is subject to competition from other financial and nonfinancial institutions that provide financial products and services. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.
The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with United States (U.S.) generally accepted accounting principles (U.S. GAAP) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
Recent Accounting Pronouncements
Impact of Recently Issued Accounting Standards But Not Yet Adopted
Income Taxes. In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU requires that all entities disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company does not expect adoption of the ASU to have a material effect on the Company's consolidated financial statements.
Income Statement. In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU addresses investors requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
December 15, 2027. Early adoption of ASU No. 2024-03 is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s loans held for investment portfolio at March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commercial, financial, and agricultural	$202,405	$202,329
Real estate construction − residential	30,670	32,046
Real estate construction − commercial	75,053	80,435
Real estate mortgage − residential	376,026	361,735
Real estate mortgage − commercial	773,622	775,594
Installment and other consumer	12,547	14,021
Total loans held for investment	$1,470,323	$1,466,160
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Accrued interest on loans totaled $6.4 million and $6.5 million at March 31, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At March 31, 2025, loans of $733.7 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.
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
Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance-sheet credit exposures, including unfunded loan commitments, unless the associated obligation is unconditionally cancellable by the Company. This allowance is included in other liabilities on the consolidated balance sheets with associated expense recognized as a component of the provision for credit losses on the consolidated statements of income. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans, however, the liability for unfunded lending commitments incorporates an assumption for the portion of unfunded commitments that are expected to be funded. The allowance for credit losses on unfunded commitments totaled $0.9 million at both March 31, 2025 and December 31, 2024, respectively.

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
The following tables illustrate the changes in the allowance for credit losses on loans by portfolio segment:

	Three Months Ended March 31, 2025
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$1,560	$578	$2,221	$5,310	$12,305	$138	$(68)	$22,044
Charge-offs	(13)	—	—	(6)	(33)	(90)	—	(142)
Recoveries	67	—	—	8	58	27	—	160
Provision for (release of) credit losses	(167)	5	(554)	(178)	278	42	292	(282)
Balance at end of period	$1,447	$583	$1,667	$5,134	$12,608	$117	$224	$21,780

	Three Months Ended March 31, 2024
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$3,208	$1,043	$3,273	$5,264	$10,537	$232	$187	$23,744
Charge-offs	(30)	—	—	(1)	(23)	(70)	—	(124)
Recoveries	10	—	—	1	—	44	—	55
Provision for (release of) credit losses	186	(371)	(1,976)	(155)	2,343	(34)	7	—
Balance at end of period	$3,374	$672	$1,297	$5,109	$12,857	$172	$194	$23,675
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
There have been no significant changes to the types of collateral securing the Company's collateral dependent loans since December 31, 2024.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost of collateral-dependent loans by class as of March 31, 2025 and December 31, 2024 was as follows:

	Collateral Type
(dollars in thousands)	Real Estate	Other	Allowance Allocated
March 31, 2025
Commercial, financial, and agricultural	$—	$766	$125
Real estate construction − residential	454	—	194
Real estate mortgage − commercial	65	—	—
Total	$519	$766	$319
December 31, 2024
Commercial, financial, and agricultural	$—	$766	$125
Real estate construction − residential	454	—	194
Real estate mortgage − commercial	65	—	—
Total	$519	$766	$319
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at March 31, 2025:

								Revolving
								Loans
							Revolving	Converted to
	Term Loans						Loans	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades						Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
March 31, 2025
Commercial, Financial, & Agricultural
Pass	$8,661	$18,423	$18,139	$27,907	$23,671	$30,268	$64,472	$1,948	$193,489
Watch	57	110	110	1,693	—	257	720	—	2,947
Special Mention	—	—	—	—	—	297	468	—	765
Substandard	—	—	—	3,268	610	—	—	403	4,281
Non-accrual loans	—	286	87	78	—	37	435	—	923
Total	$8,718	$18,819	$18,336	$32,946	$24,281	$30,859	$66,095	$2,351	$202,405
Gross YTD charge-offs	—	—	—	—	—	13	—	—	13
Real Estate Construction - Residential
Pass	$1,952	$14,435	$12,438	$595	$611	$162	$—	$23	$30,216
Non-accrual loans	—	454	—	—	—	—	—	—	454
Total	$1,952	$14,889	$12,438	$595	$611	$162	$—	$23	$30,670
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$5,702	$38,134	$7,975	$11,196	$3,372	$1,150	$6,397	$—	$73,926
Watch	—	918	124	12	—	—	—	—	1,054
Substandard	—	—	29	—	—	—	—	—	29
Non-accrual loans	—	—	—	—	—	44	—	—	44
Total	$5,702	$39,052	$8,128	$11,208	$3,372	$1,194	$6,397	$—	$75,053
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$25,855	$28,756	$45,534	$111,918	$47,519	$61,554	$44,691	$2,416	$368,243
Watch	4,050	1,429	—	—	386	876	31	—	6,772
Substandard	59	—	—	—	—	93	—	—	152
Doubtful	—	—	—	—	—	9	—	—	9
Non-accrual loans	90	—	—	334	89	174	163	—	850
Total	$30,054	$30,185	$45,534	$112,252	$47,994	$62,706	$44,885	$2,416	$376,026
Gross YTD charge-offs	—	—	—	—	—	6	—	—	6
Real Estate Mortgage - Commercial
Pass	$38,677	$55,397	$111,293	$205,864	$181,260	$120,790	$13,688	$86	$727,055
Watch	—	3,819	287	2,995	710	181	—	582	8,574
Special Mention	—	27,211	—	5,609	—	—	—	—	32,820
Substandard	—	—	—	4,235	—	802	—	—	5,037
Non-accrual loans	—	—	64	72	—	—	—	—	136
Total	$38,677	$86,427	$111,644	$218,775	$181,970	$121,773	$13,688	$668	$773,622
Gross YTD charge-offs	—	—	12	—	—	21	—	—	33
Installment and other Consumer
Pass	$644	$1,852	$3,094	$3,069	$939	$2,851	$70	$—	$12,519
Non-accrual loans	—	—	18	2	—	8	—	—	28
Total	$644	$1,852	$3,112	$3,071	$939	$2,859	$70	$—	$12,547
Gross YTD charge-offs	—	—	6	—	—	84	—	—	90
Total Portfolio
Pass	$81,491	$156,997	$198,473	$360,549	$257,372	$216,775	$129,318	$4,473	$1,405,448
Watch	4,107	6,276	521	4,700	1,096	1,314	751	582	19,347
Special Mention	—	27,211	—	5,609	—	297	468	—	33,585
Substandard	59	—	29	7,503	610	895	—	403	9,499
Doubtful	—	—	—	—	—	9	—	—	9
Non-accrual loans	90	740	169	486	89	263	598	—	2,435
Total	$85,747	$191,224	$199,192	$378,847	$259,167	$219,553	$131,135	$5,458	$1,470,323
Total Gross YTD charge-offs	$—	$—	$18	$—	$—	$124	$—	$—	$142

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table presents the recorded investment by risk categories at December 31, 2024:

								Revolving
								Loans
							Revolving	Converted to
	Term Loans						Loans	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades						Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
December 31, 2024
Commercial, Financial, & Agricultural
Pass	$22,726	$21,302	$30,025	$25,338	$26,557	$3,932	$62,205	$1,531	$193,616
Watch	—	120	1,473	—	—	262	504	—	2,359
Special Mention	—	—	—	—	309	—	741	—	1,050
Substandard	—	—	3,350	628	—	—	—	403	4,381
Doubtful	—	—	—	—	—	—	79	—	79
Non-accrual loans	286	87	78	—	37	—	356	—	844
Total	$23,012	$21,509	$34,926	$25,966	$26,903	$4,194	$63,885	$1,934	$202,329
Gross YTD charge-offs	—	230	—	104	2	106	1,796	—	2,238
Real Estate Construction - Residential
Pass	$16,368	$13,808	$601	$617	$165	$—	$—	$33	$31,592
Non-accrual loans	454	—	—	—	—	—	—	—	454
Total	$16,822	$13,808	$601	$617	$165	$—	$—	$33	$32,046
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$49,742	$7,057	$10,424	$3,828	$622	$564	$7,072	$—	$79,309
Watch	911	124	13	—	—	—	—	—	1,048
Substandard	—	29	—	—	—	—	—	—	29
Non-accrual loans	—	—	—	—	—	49	—	—	49
Total	$50,653	$7,210	$10,437	$3,828	$622	$613	$7,072	$—	$80,435
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$30,005	$46,795	$115,928	$49,519	$42,036	$23,440	$44,148	$1,543	$353,414
Watch	5,702	—	40	391	423	675	30	—	7,261
Substandard	—	—	—	—	—	98	—	—	98
Non-accrual loans	—	—	426	89	—	278	169	—	962
Total	$35,707	$46,795	$116,394	$49,999	$42,459	$24,491	$44,347	$1,543	$361,735
Gross YTD charge-offs	—	—	—	—	—	14	37	—	51
Real Estate Mortgage - Commercial
Pass	$56,648	$117,853	$212,698	$203,591	$69,342	$57,352	$14,815	$137	$732,436
Watch	2,298	51	4,763	1,961	—	184	—	581	9,838
Special Mention	27,271	—	5,679	—	—	—	—	—	32,950
Substandard	—	—	231	—	—	—	—	—	231
Non-accrual loans	64	75	—	—	—	—	—	—	139
Total	$86,281	$117,979	$223,371	$205,552	$69,342	$57,536	$14,815	$718	$775,594
Gross YTD charge-offs	—	340	—	65	—	32	—	—	437
Installment and other Consumer
Pass	$2,188	$3,636	$3,591	$1,165	$554	$2,805	$72	$—	$14,011
Non-accrual loans	—	—	—	—	—	10	—	—	10
Total	$2,188	$3,636	$3,591	$1,165	$554	$2,815	$72	$—	$14,021
Gross YTD charge-offs	10	11	9	3	1	230	1	—	265
Total Portfolio
Pass	$177,677	$210,451	$373,267	$284,058	$139,276	$88,093	$128,312	$3,244	$1,404,378
Watch	8,911	295	6,289	2,352	423	1,121	534	581	20,506
Special Mention	27,271	—	5,679	—	309	—	741	—	34,000
Substandard	—	29	3,581	628	—	98	—	403	4,739
Doubtful	—	—	—	—	—	—	79	—	79
Non-accrual loans	804	162	504	89	37	337	525	—	2,458
Total	$214,663	$210,937	$389,320	$287,127	$140,045	$89,649	$130,191	$4,228	$1,466,160
Total Gross YTD charge-offs	$10	$581	$9	$172	$3	$382	$1,834	$—	$2,991

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
The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2025 and December 31, 2024:

(dollars in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual	90 Days Past Due And Still Accruing	Total Non-performing Loans
March 31, 2025
Commercial, Financial, and Agricultural	$—	$923	$923	$—	$923
Real estate construction − residential	—	454	454	—	454
Real estate construction − commercial	—	44	44	—	44
Real estate mortgage − residential	—	859	859	—	859
Real estate mortgage − commercial	—	136	136	—	136
Installment and Other Consumer	—	28	28	17	45
Total	$—	$2,444	$2,444	$17	$2,461
December 31, 2024
Commercial, Financial, and Agricultural	$—	$923	$923	$—	$923
Real estate construction − residential	—	454	454	—	454
Real estate construction − commercial	—	49	49	—	49
Real estate mortgage − residential	—	963	963	207	1,170
Real estate mortgage − commercial	—	138	138	—	138
Installment and Other Consumer	—	10	10	3	13
Total	$—	$2,537	$2,537	$210	$2,747
No material amount of interest income was recognized on non-accrual loans during the three months ended March 31, 2025.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2025 and December 31, 2024.

(dollars in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
March 31, 2025
Commercial, Financial, and Agricultural	$201,115	$367	$—	$923	$202,405
Real estate construction − residential	30,216	—	—	454	30,670
Real estate construction − commercial	74,737	272	—	44	75,053
Real estate mortgage − residential	373,371	1,796	—	859	376,026
Real estate mortgage − commercial	763,223	10,263	—	136	773,622
Installment and Other Consumer	12,403	99	17	28	12,547
Total	$1,455,065	$12,797	$17	$2,444	$1,470,323

December 31, 2024
Commercial, Financial, and Agricultural	$201,201	$205	$—	$923	$202,329
Real estate construction − residential	31,592	—	—	454	32,046
Real estate construction − commercial	80,386	—	—	49	80,435
Real estate mortgage − residential	358,393	2,172	207	963	361,735
Real estate mortgage − commercial	773,918	1,538	—	138	775,594
Installment and Other Consumer	13,900	108	3	10	14,021
Total	$1,459,390	$4,023	$210	$2,537	$1,466,160
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

For the three months ended March 31, 2025, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. At March 31, 2025, the carrying amount of these loans was $0.2 million compared to no loans at December 31, 2024.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans

	March 31,	December 31,
(dollars in thousands)	2025	2024
Real estate construction - commercial	$2,549	$2,549
Real estate mortgage - residential	24	42
Real estate mortgage - commercial	98	858
Total	$2,671	$3,449
Less valuation allowance for other real estate owned	(2,003)	(2,003)
Total other real estate owned and repossessed assets	$668	$1,446
At March 31, 2025, there were no consumer mortgage loans secured by residential real estate properties in the process of foreclosure compared to $0.3 million at December 31, 2024.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Balance at beginning of period	$2,003	$5,950
Release of provision for valuation allowance for other real estate owned	—	—
Charge-offs	—	—
Balance at end of period	$2,003	$5,950

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2025 and December 31, 2024 were as follows:

		Gross Unrealized
(dollars in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
March 31, 2025
U.S. Treasury	$4,940	$65	$—	$5,005
U.S. government and federal agency obligations	382	—	(4)	378
U.S. government-sponsored enterprises	13,015	34	(188)	12,861
Obligations of states and political subdivisions	122,059	—	(24,577)	97,482
Mortgage-backed securities
Residential	68,942	335	(3,048)	66,229
Commercial	16,095	16	(2,291)	13,820
Other debt securities (a)	23,148	131	(671)	22,608
Bank issued trust preferred securities (a)	1,486	—	(222)	1,264
Total available-for-sale securities	$250,067	$581	$(31,001)	$219,647

December 31, 2024
U.S. Treasury	$4,937	$—	$(22)	$4,915
U.S. government and federal agency obligations	408	—	(7)	401
U.S. government-sponsored enterprises	13,020	11	(227)	12,804
Obligations of states and political subdivisions	125,559	7	(23,080)	102,486
Mortgage-backed securities
Residential	68,346	59	(4,034)	64,371
Commercial	16,383	—	(2,644)	13,739
Other debt securities (a)	19,419	49	(781)	18,687
Bank issued trust preferred securities (a)	1,486	—	(237)	1,249
Total available-for-sale securities	$249,558	$126	$(31,032)	$218,652
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
Debt securities with carrying values aggregating approximately $88.8 million and $82.4 million at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no proceeds from sales of available-for-sale securities for the three months ended March 31, 2025 and 2024. All gains and losses recognized on equity securities during the three months ended March 31, 2025 and 2024 were unrealized.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2025, by contractual maturity are shown below. Accrued interest on investments was consistent at $1.5 million at both March 31, 2025 and December 31, 2024, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$3,297	$3,300
Due after one year through five years	22,112	21,710
Due after five years through ten years	40,679	37,694
Due after ten years	98,942	76,894
Total	$165,030	$139,598
Mortgage-backed securities	85,037	80,049
Total available-for-sale securities	$250,067	$219,647
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent BankersBank ("MIB") stock, that do not have readily determinable fair values, are required for membership in those organizations.

(dollars in thousands)	March 31, 2025	December 31, 2024
Other securities:
FHLB stock	$6,711	$4,924
MIB stock	151	151
Equity securities with readily determinable fair values	72	74
Total other investment securities	$6,934	$5,149

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2025 and December 31, 2024 were as follows:

	Less than 12 months		12 months or more
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
March 31, 2025
U.S. government and federal agency obligations	$—	$—	$378	$(4)	$378	$(4)
U.S. government-sponsored enterprises	—	—	1,812	(188)	1,812	(188)
Obligations of states and political subdivisions	2,967	(203)	94,515	(24,374)	97,482	(24,577)
Mortgage-backed securities
Residential	6,356	(32)	23,014	(3,016)	29,370	(3,048)
Commercial	2,258	(14)	10,191	(2,277)	12,449	(2,291)
Other debt securities	7,361	(117)	9,271	(554)	16,632	(671)
Bank issued trust preferred securities	—	—	1,264	(222)	1,264	(222)
Total	$18,942	$(366)	$140,445	$(30,635)	$159,387	$(31,001)

(dollars in thousands)
December 31, 2024
U.S. Treasury	$4,915	$(22)	$—	$—	$4,915	$(22)
U.S. government and federal agency obligations	—	—	401	(7)	401	(7)
U.S. government-sponsored enterprises	996	(5)	1,778	(222)	2,774	(227)
Obligations of states and political subdivisions	2,791	(163)	98,442	(22,917)	101,233	(23,080)
Mortgage-backed securities
Residential	34,179	(435)	23,453	(3,599)	57,632	(4,034)
Commercial	3,580	(128)	10,159	(2,516)	13,739	(2,644)
Other debt securities	4,900	(58)	9,101	(723)	14,001	(781)
Bank issued trust preferred securities	—	—	1,249	(237)	1,249	(237)
Total	$51,361	$(811)	$144,583	$(30,221)	$195,944	$(31,032)
The total available-for-sale portfolio consisted of approximately 390 securities at March 31, 2025. The portfolio included 357 securities having an aggregate fair value of $159.4 million that were in a loss position at March 31, 2025. Securities identified as temporarily impaired which had been in a loss position for 12 months or longer totaled $140.4 million at fair value at March 31, 2025. The $31.0 million aggregate unrealized loss included in accumulated other comprehensive loss at March 31, 2025 was caused by interest rate fluctuations.
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
(5)    Derivative Instruments
As part of the Company’s overall interest rate risk management, the Company utilizes derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility, including interest rate lock commitments, forward commitments to sell mortgage-backed securities, cash flow hedges and interest rate swap contracts. The notional amount does not represent amounts exchanged by the parties, rather the amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Interest Rate Swap Contracts Not Designated as Hedges
The Company enters into interest rate swap contracts sold to commercial customers who wish to modify their interest rate sensitivity. These swaps are offset by contracts simultaneously purchased by the Company from other financial dealer institutions with mirror-image terms. Because of the mirror-image terms of the offsetting contracts, in addition to collateral provisions which mitigate the impact of non-performance risk, changes in the fair value subsequent to initial recognition have a minimal effect on earnings. These derivative contracts do not qualify for hedge accounting.
The following table reflects the estimated fair value of derivative instruments included in other assets and other liabilities on the consolidated balance sheets along with their respective notional amounts on a gross basis.

	As of March 31, 2025			As of December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Interest Rate Products	$16,542	$222	$268	$16,542	$66	$89
Total derivatives not designated as hedging instruments		$222	$268		$66	$89
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for the three months ended March 31, 2025 and 2024. The Company did not recognize other income related to client swaps in either of the three months ended March 31, 2025 and 2024.

		Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	2025	2024
Derivatives Not Designated as Hedging Instruments:
Interest Rate Products (1)	Other non-interest income	$(23)	$—
Total		$(23)	$—
(1) Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision to the effect that, if the Company (either) defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
Collateral Requirements
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well / adequately capitalized institution, then the Company could be required to post additional collateral.

Certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of March 31, 2025, the Company had recorded the obligation to collect cash collateral of $0.2 million.
As of March 31, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.05 million. As of March 31, 2025, the

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2025, it could have been required to settle its obligations under the agreements at their termination value of $0.
(6) Deposits
The table below presents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 and brokered deposits for the periods indicated.

(dollars in thousands)	March 31, 2025	December 31, 2024
Time deposits with balances > $250,000	$97,510	$100,383
Brokered deposits	$10	$13

(7) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of March 31, 2025, operating right of use (ROU) assets and liabilities were $2.9 million and $3.0 million, respectively. As of March 31, 2025, the weighted-average remaining lease term on these operating leases was approximately 5.9 years and the weighted-average discount rate used to measure the lease liabilities was approximately 4.4%.
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
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $0.14 million for the three months ended March 31, 2025, compared to $0.07 million for the three months ended March 31, 2024.
The table below summarizes the maturity of remaining operating lease liabilities:

Lease payments due in:	Operating Lease
(dollars in thousands)
2025 remaining	$366
2026	625
2027	621
2028	630
2029	420
Thereafter	803
Total lease payments	$3,465
Less imputed interest	(437)
Total lease liabilities, as reported	$3,028

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(8) Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(24,416)	$11,973	$(12,443)
Other comprehensive income (loss), before reclassifications	485	(272)	213
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive income (loss), before tax	485	(272)	213
Income tax benefit (expense)	(102)	57	(45)
Current period other comprehensive income (loss), net of tax	383	(215)	168
Balance at end of period	$(24,033)	$11,758	$(12,275)

	Three Months Ended March 31, 2024
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(21,461)	$7,699	$(13,762)
Other comprehensive loss, before reclassifications	(2,804)	(159)	(2,963)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Current period other comprehensive loss, before tax	(2,804)	(159)	(2,963)
Income tax benefit	589	33	622
Current period other comprehensive loss, net of tax	(2,215)	(126)	(2,341)
Balance at end of period	$(23,676)	$7,573	$(16,103)

(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension income.
Repurchase Program
Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The Company repurchased 15,856 common shares under the repurchase plan during the first three months of 2025 at an average cost of $27.51 per share totaling $0.4 million. As of March 31, 2025, $3.5 million remained available for share repurchases pursuant to the plan.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
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
The following table summarizes the status of the Company's RSUs for the three months ended March 31, 2025:

	March 31,
	2025		2024
(dollars in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per share	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at beginning of period	35,336	$22.84	18,277	$20.63
Granted	2,000	33.17	—	—
Vested	—	—	—	—
Forfeited	—	—	—	—
Non-vested at end of period	37,336	$23.39	18,277	$20.63
The fair value of the RSUs units is determined using the Company’s stock price on the date of grant. Total share-based compensation expense recognized for the three months ended March 31, 2025 and 2024 for these RSUs was $0.08 million and $0.03 million, respectively. Forfeitures will be recognized as they occur.
At March 31, 2025, there was $0.7 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.2 years.

(10) Retirement Plans
Profit-sharing Plan
The Company's profit-sharing plan includes a matching 401(k) portion, in which the Company matches the first 3% of eligible employee contributions. The Company made annual contributions for the discretionary portion in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown. In addition, employees were able to make additional tax-deferred contributions. Total expense recorded for the Company-match was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively. The employer discretionary profit-sharing contribution made to the 401(k) plan was $0.3 million and $0.2 million for plan years 2024 and 2023, respectively.
Other Plans
On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (SERP), effective as of January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.
The accrued liability relating to the SERP was $1.7 million as of March 31, 2025, and the expense was consistent at $0.02 million for both the three months ended March 31, 2025 and 2024, and is recognized over the required service period.

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
Components of Net Pension Cost (Income) and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension cost (income) for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Service cost - benefits earned during the year	$221	$256
Interest costs on projected benefit obligations (a)	399	372
Expected return on plan assets (a)	(585)	(590)
Expected administrative expenses	36	27
Amortization of unrecognized net gain (a)	(272)	(159)
Net periodic pension income	$(201)	$(94)

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
Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Basic and Diluted Earnings Per Share:
Net income available to shareholders	$5,383	$4,456
Basic weighted-average shares outstanding	6,983,163	7,032,171
Effect of dilutive equity-based awards	15,013	—
Diluted weighted-average shares outstanding	6,998,176	7,032,171
Basic earnings per share	$0.77	$0.63
Diluted earnings per share	$0.77	$0.63
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
Derivative Assets and Liabilities
Derivative assets and liabilities include interest rate swaps. The fair value is determined using a discounted cash flow analysis on the expected cash flows of each derivative, which also includes a credit value adjustment for client swaps. An independent third-party valuation is used to verify and confirm these values, which are classified as Level 2 within the fair value hierarchy.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Assets:
U.S. Treasury	$5,005	$5,005	$—	$—
U.S. government and federal agency obligations	378	—	378	—
U.S. government-sponsored enterprises	12,861	—	12,861	—
Obligations of states and political subdivisions	97,482	—	97,482	—
Mortgage-backed securities
Residential	66,229	—	66,229	—
Commercial	13,820	—	13,820	—
Other debt securities	22,608	—	22,608	—
Bank-issued trust preferred securities	1,264	—	1,264	—
Equity securities	72	72	—	—
Derivative instruments, interest rate swaps	222		222
Loans held for sale	224	—	224	—
Total	$220,165	$5,077	$215,088	$—
Liabilities:
Derivative instruments, interest rate swaps	$268	$—	$268	$—
Total	$268	$—	$268	$—

December 31, 2024
Assets:
U.S. Treasury	$4,915	$4,915	$—	$—
U.S. government and federal agency obligations	401	—	401	—
U.S. government-sponsored enterprises	12,804	—	12,804	—
Obligations of states and political subdivisions	102,486	—	102,486	—
Mortgage-backed securities
Residential	64,371	—	64,371	—
Commercial	13,739	—	13,739
Other debt securities	18,687	—	18,687	—
Bank-issued trust preferred securities	1,249	—	1,249	—
Equity securities	74	74	—	—
Derivative instruments, interest rate swaps	66	—	66	—
Total	$218,792	$4,989	$213,803	$—
Liabilities:
Derivative instruments, interest rate swaps	$89	$—	$89	$—
Total	$89	$—	$89	$—

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Three Months Ended March 31,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$—	$1,738	$—	$41
Total gains or (losses) (realized/unrealized):
Included in earnings	—	(59)	—	(9)
Included in other comprehensive income	—	—	—	—
Purchases	—	—	—	—
Sales (1)	—	(1,552)	—	(41)
Issues	—	0	—	45
Balance at end of period	$—	$127	$—	$36
(1) The Company sold its servicing portfolio on January 31, 2024.
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral Dependent Impaired Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. The Company maintains staff trained to perform in-house evaluations and also to review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by the executive loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended March 31, Total Gains (Losses)*
March 31, 2025
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$641	—	—	$641	$—
Real estate construction − residential	260	—	—	260	—
Real estate mortgage - commercial	65	—	—	65	—
Total	$966	$—	$—	$966	$—
Other real estate and repossessed assets	$—	$—	$—	$—	$—
March 31, 2024
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$343	$—	$—	$343	$—
Real estate construction − residential	260	—	—	260	—
Real estate mortgage - residential	21	—	—	21	—
Real estate mortgage - commercial	3,163	—	—	3,163	(23)
Total	$3,787	$—	$—	$3,787	$(23)
Other real estate and repossessed assets	$1,937	$—	$—	$1,937	$34

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
A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2025 and December 31, 2024 is as follows:

			March 31, 2025
			Fair Value Measurements
	March 31, 2025		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$21,558	$21,558	$21,558	$—	$—
Federal funds sold and overnight interest-bearing deposits	80,700	80,700	80,700	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Other investment securities	6,862	6,862	—	6,862	—
Loans, net	1,448,543	1,416,761	—	—	1,416,761
Accrued interest receivable	8,074	8,074	8,074	—	—
Liabilities:
Deposits:
Non-interest bearing demand	$427,107	$427,107	$427,107	$—	$—
Savings, interest checking and money market	818,894	818,894	818,894	—	—
Time deposits	297,887	296,675	—	—	296,675
FHLB advances and other borrowings	124,100	124,174	—	124,174	—
Subordinated notes	49,486	42,097	—	42,097	—
Accrued interest payable	1,630	1,630	1,630	—	—

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

			December 31, 2024
			Fair Value Measurements
	December 31, 2024		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$23,668	$23,668	$23,668	$—	$—
Federal funds sold and overnight interest-bearing deposits	27,326	27,326	27,326	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Other investment securities	5,075	5,075	—	5,075	—
Loans, net	1,444,116	1,380,252	—	—	1,380,252
Accrued interest receivable	8,221	8,221	8,221	—	—
Liabilities:
Deposits:
Non-interest bearing demand	$385,022	$385,022	$385,022	$—	$—
Savings, interest checking and money market	846,339	846,339	846,339	—	—
Time deposits	301,821	300,386	—	—	300,386
FHLB advances and other borrowings	81,525	81,585	—	81,585	—
Subordinated notes	49,486	41,602	—	41,602	—
Accrued interest payable	1,754	1,754	1,754	—	—
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
The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At March 31, 2025, the allowance for credit losses for unfunded commitments was $0.9 million.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The contractual amounts of off-balance-sheet financial instruments were as follows as of the dates indicated:

(dollars in thousands)	March 31, 2025	December 31, 2024
Commitments to extend credit	$321,345	$305,811
Forward sale commitments	224	—
Standby letters of credit	47,171	141,807
Total	$368,740	$447,618
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
The Company's forward loan sale commitments are related to mortgage loans held for sale. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit ranged from one month to five years at March 31, 2025.
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
(15) Segment Information
The Company determines its operating segments based on how the chief operating decision maker (CODM) views and analyzes each segment’s operations, performance and allocates resources. The Chief Executive Officer, is the CODM. The CODM reviews the actual net income compared to budgeted net income on a monthly basis to evaluate segment performance, make decisions, and determine where to deploy capital. This analysis is also used for benchmarking performance against the Company's peers.
The Company previously reported under one segment. During the three months March 31, 2025, the Company identified its Wealth Management business as a strategic opportunity and hired additional management resources to provide the structure for products and processes for this business. As a result, during the three months ended March 31, 2025, the Company identified its Wealth Management Business as its own separate reporting segment and now reports two aggregated reporting segments, consisting of the Bank and its Wealth Management business. The Bank segment is composed of operations from providing a broad range of banking products and services located within the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. The Wealth Management segment includes a broad range of financial and investment planning services for individuals and business owners. The Company's existing trust services will also be included in the Wealth Management segment.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The table below highlights the Company’s revenues, expenses and net income (loss) for each reportable segment and is reconciled to net income (loss) on a consolidated basis for the three months ended March 31, 2025 and 2024, respectively was as follows:

	Three Months Ended March 31, 2025
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$23,432	$—	$26	$23,458
Interest expense	7,312	—	852	8,164
Net interest income	$16,120	$—	$(826)	$15,294
Provision for credit losses	(340)	—	—	(340)
Operating expenses
Salaries and employee benefits	$6,397	$156	$359	$6,912
Occupancy, furniture and equipment expense	1,178	15	—	1,193
Processing, network, and bank card expense	1,383	18	—	1,401
Legal, examination, and professional fees	396	—	97	493
Depreciation	535	—	—	535
Other	1,739	15	211	1,965
Total operating expenses	$11,628	$204	$667	$12,499
Other
Non-interest income	$2,591	$512	$360	$3,463
Investment securities losses, net	(2)	—	—	(2)
Income taxes	1,450	—	(237)	1,213
Net income	$5,971	$308	$(896)	$5,383

Segment assets	$1,871,281	$4	$12,138	$1,883,423

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended March 31, 2024
(dollars in thousands)	Hawthorn Bank	Non-Bank	Total
Operating revenue
Interest income	$24,022	$30	$24,052
Interest expense	8,315	989	9,304
Net interest income	$15,707	$(959)	$14,748
Provision for credit losses	(230)	—	(230)
Operating expenses
Salaries and employee benefits	$6,392	$338	$6,730
Occupancy, furniture and equipment expense	1,106	—	1,106
Processing, network, and bank card expense	920	450	1,370
Legal, examination, and professional fees	623	200	823
Depreciation	463	—	463
Other	2,430	(347)	2,083
Total operating expenses	$11,934	$641	$12,575
Other
Non-interest income	$2,733	$286	$3,019
Investment securities losses, net	—	—	—
Income taxes	1,242	(276)	966
Net income	$5,494	$(1,038)	$4,456

Segment assets	$1,825,851	$57,572	$1,883,423

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the "Company", "we", "our", or "us"), including, without limitation statements that are not historical in nature, and statements preceded by, followed by or that include the words believes, expects, may, will, should, could, anticipates, estimates, intends, plans, hopes or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, such possible events or factors such as: changes in economic conditions generally or in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, tariffs and trade disruptions, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, and cybersecurity threats and such other factors as described in described in the forward-looking statements under the caption Risk Factors in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"), and in other reports filed by us with the Securities and Exchange Commission ("SEC") from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time. During the quarter ended March 31, 2025, there were no material changes to the Risk Factors disclosed in the Company's 2024 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies and estimates require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The Company has identified certain accounting policies as "critical accounting policies and estimates," consisting of those related to the allowance for credit losses, as described in the section captioned "Critical Accounting Policies and Estimates" incorporated by reference in Item 7, Management's Discussion and Analysis of Financial Condition and results of Operations included in the 2024 Form 10-K. There have been no changes in the Company's application of critical accounting policies and estimates since December 31, 2024.

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the "Bank"), the Company, with $1.9 billion in assets at March 31, 2025, provides a broad range of commercial and personal banking services. The Bank's specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration ("SBA") loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. The Company also provides other financial services through its Wealth Management business, including trust services, estate planning, investment and asset management services and a comprehensive suite of cash management services. Beginning with the first quarter of 2025, the Company's Wealth Management business is now reported as a separate reporting segment, and the Company now operates two reporting segments, consisting of the Bank and the Wealth Management business. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.
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
The Company's subsidiary bank is a full-service bank that conducts general banking business, offering its customers checking and savings accounts, debit cards, certificates of deposit, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, residential real estate loans, single payment personal loans, installment loans and credit card accounts. In addition, the Bank provides trust and brokerage services.
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

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2025	2024
Net interest income	$15,294	$14,748
Release of provision for credit losses	(340)	(230)
Non-interest income	3,463	3,019
Investment securities losses, net	(2)	—
Non-interest expense	12,499	12,575
Income before income taxes	6,596	5,422
Income tax expense	1,213	966
Net income	$5,383	$4,456
Basic earnings per share	$0.77	$0.63
Diluted earnings per share	$0.77	$0.63

	As of and for the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2025	2024
Market and per share data
Book value per share (1)	$21.97	$19.43
Market price per share	$28.23	$20.43
Cash dividends paid on common stock	$1,328	$1,197
Performance Ratios
Return on total assets	1.20%	0.97%
Return on stockholders' equity	14.29%	12.49%
Efficiency ratio (2)	66.64%	70.78%
Net interest margin	3.67%	3.39%
Average stockholders' equity to total assets	8.42%	7.41%
(1)Book value per share is calculated using weighted average shares
(2)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.

	As of and for the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2025	2024
Capital Ratios
Stockholders' equity to assets	8.15%	7.45%
Total risk-based capital ratio	14.94%	13.92%
Tier 1 risk-based capital ratio	13.69%	12.51%
Common equity Tier 1 capital	10.64%	9.68%
Tier 1 leverage ratio (3)	11.64%	10.71%
Asset Quality
Non-performing loans	$2,461	$8,549
Non-performing assets	$3,129	$10,486
Net loan (recoveries) charge-offs	$(18)	$69
Net (recoveries) charge-offs to average loans (4)	0.00%	0.02%
Allowance for credit losses to total loans	1.48%	1.56%
Non-performing loans to total loans	0.17%	0.56%
Non-performing assets to total loans	0.21%	0.69%
Non-performing assets to total assets	0.17%	0.57%
(3)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets
(4)Annualized

Results of Operations Highlights:
Consolidated net income of $5.4 million, or $0.77 per diluted share, for the first quarter ended March 31, 2025 increased $0.9 million, or 20.8%, compared to $4.5 million, or $0.63 per diluted share, for the first quarter ended March 31, 2024. For the first quarter 2025, the return on average assets was 1.20%, the return on average stockholders’ equity was 14.29%, and the efficiency ratio was 66.6%.
Net interest income of $15.3 million for the first quarter ended March 31, 2025 increased $0.5 million compared to $14.7 million for the first quarter ended March 31, 2024. Net interest margin, on a fully taxable equivalent ("FTE") basis, was 3.67% for the first quarter 2025, an increase from 3.39% for the first quarter 2024. The change to net interest margin on a fully taxable equivalent basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections.
Non-interest income was $3.5 million for the three months ended March 31, 2025 compared to $3.0 million for the three months ended March 31, 2024. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Non-interest expense was $12.5 million for the three months ended March 31, 2025 compared to $12.6 million for the three months ended March 31, 2024. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents increased $51.3 million to $102.3 million as of March 31, 2025 compared to $51.0 million as of December 31, 2024 and increased $58.8 million compared to $43.5 million as of March 31, 2024. See the Liquidity Management section for further discussion.
Loans – Loans held for investment increased $4.2 million to $1.47 billion as of March 31, 2025 compared to $1.47 billion as of December 31, 2024 and decreased $48.5 million compared to $1.52 billion as of March 31, 2024.

Asset quality – Non-performing assets totaled $3.1 million, or 0.21% of total loans, at March 31, 2025 compared to $4.2 million, or 0.29% of total loans, at December 31, 2024 and $10.5 million, or 0.69% of total loans, at March 31, 2024.
In the first quarter 2025, the Company had net loan recoveries of $0.02 million, or 0%, of average loans, compared to net loan charge-offs $0.07 million, or 0.02% of average loans, in the prior year quarter.
The allowance for credit losses was $21.8 million, or 1.48%, of loans outstanding at March 31, 2025 compared to $22.0 million, or 1.50%, of loans outstanding at December 31, 2024, and $23.7 million, or 1.56% of loans outstanding at March 31, 2024. These changes are discussed in greater detail under the Lending and Credit Management section.
Deposits – Total deposits increased $10.7 million to $1.54 billion as of March 31, 2025 compared to $1.53 billion as of December 31, 2024, and increased $16.0 million compared to $1.53 billion as of March 31, 2024.
Federal Home Loan Bank ("FHLB") advances and other borrowings – Total FHLB advances and other borrowings increased $42.6 million to $124.1 million as of March 31, 2025, compared to $81.5 million as of December 31, 2024, and increased $15.1 million compared to $109.0 million as of March 31, 2024.
Capital – The Company maintains its “well capitalized” regulatory capital position. At March 31, 2025, capital ratios were as follows: total risk-based capital to risk-weighted assets 14.94%; tier 1 capital to risk-weighted assets 13.69%; tier 1 leverage 11.64%; and common equity to assets 8.15%.
Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest-earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a FTE basis for each of the three month periods ended March 31, 2025 and 2024, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$200,696	$3,171	6.41%	$220,122	$3,604	6.59%
Real estate construction - residential	33,504	620	7.50	57,945	1,124	7.80
Real estate construction - commercial	82,176	1,570	7.75	96,485	1,468	6.12
Real estate mortgage - residential	363,327	5,175	5.78	372,081	5,244	5.67
Real estate mortgage - commercial	772,402	10,520	5.52	758,104	10,065	5.34
Installment and other consumer	13,204	208	6.39	19,907	289	5.84
Total loans	$1,465,309	$21,264	5.89%	$1,524,644	$21,794	5.75%
Loans held for sale	82	2	9.89	2,141	31	5.82
Investment securities:
U.S. Treasury	4,944	53	4.35	1,479	19	5.17
U.S. government and federal agency obligations	13,211	140	4.30	18,711	220	4.73
Obligations of states and political subdivisions	101,882	784	3.12	105,623	753	2.87
Mortgage-backed securities	80,069	782	3.96	46,755	309	2.66
Other debt securities	22,203	303	5.53	11,948	176	5.92
Total investment securities	$222,309	$2,062	3.76%	$184,516	$1,477	3.22%
Other investment securities	4,820	120	10.10	6,430	137	8.57
Interest bearing deposits in other financial institutions	23,198	249	4.35	56,588	812	5.77
Total interest earning assets	$1,715,718	$23,697	5.60%	$1,774,319	$24,251	5.50%
All other assets	121,339			93,227
Allowance for credit losses	(22,224)			(23,851)
Total assets	$1,814,833			$1,843,695
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$271,983	$1,278	1.91%	$228,711	$1,025	1.80%
NOW accounts	203,921	757	1.51	207,030	756	1.47
Interest checking	146,283	1,378	3.82	144,370	1,625	4.53
Money market	208,135	936	1.82	234,188	1,224	2.10
Time deposits	300,383	2,464	3.33	336,033	2,835	3.39
Total interest bearing deposits	$1,130,705	$6,813	2.44%	$1,150,332	$7,465	2.61%
Federal funds purchased and securities sold under agreements to repurchase	29	—	—	—	—	—
Federal Home Loan Bank advances and other borrowings	75,521	499	2.68	111,088	849	3.07
Subordinated notes	49,486	852	6.98	49,486	990	8.05
Total borrowings	$125,036	$1,351	4.38%	$160,574	$1,839	4.61%
Total interest bearing liabilities	$1,255,741	$8,164	2.64%	$1,310,906	$9,304	2.85%
Demand deposits	393,469			384,572
Other liabilities	12,895			11,582
Total liabilities	$1,662,105			$1,707,060
Stockholders' equity	152,728			136,635
Total liabilities and stockholders' equity	$1,814,833			$1,843,695
Net interest income (FTE)		$15,533			$14,947
Net interest spread (FTE)			2.96%			2.64%
Net interest margin (FTE)			3.67%			3.39%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended March 31, 2025 and 2024. Such adjustments totaled $0.24 million and $0.20 million for the three months ended March 31, 2025 and 2024, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a FTE basis, by major category of interest earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2025 compared to the three months ending ended March 31, 2024, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2025 vs. 2024
		Change due to
(dollars in thousands)	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$(433)	$(311)	$(122)
Real estate construction - residential	(504)	(455)	(49)
Real estate construction - commercial	102	(239)	341
Real estate mortgage - residential	(69)	(125)	56
Real estate mortgage - commercial	455	192	263
Installment and other consumer	(81)	(104)	23
Loans held for sale	(29)	(42)	13
Investment securities:
U.S. Treasury	34	38	(4)
U.S. government and federal agency obligations	(80)	(61)	(19)
Obligations of states and political subdivisions	31	(28)	59
Mortgage-backed securities	473	284	189
Other debt securities	127	141	(14)
Other investment securities	(17)	(38)	21
Interest bearing deposits in other financial institutions	(563)	(395)	(168)
Total interest income	$(554)	$(1,143)	$589
Interest expense:
Savings	$253	$201	$52
NOW accounts	1	(11)	12
Interest checking	(247)	22	(269)
Money market	(288)	(129)	(159)
Time deposits	(371)	(296)	(75)
FHLB advances and other borrowings	(350)	(247)	(103)
Subordinated notes	(138)	—	(138)
Total interest expense	$(1,140)	$(460)	$(680)
Net interest income on a FTE basis	$586	$(683)	$1,269
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2025 and 2024, respectively. Such adjustments totaled $0.24 million for the three months ended March 31, 2025 compared to $0.20 million for the three months ended March 31, 2024.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 reflected an increase in net interest income on a FTE basis, of $0.6 million, or 3.9%. Measured as a percentage of average earning assets, the net interest margin (expressed on a FTE basis) increased to 3.67% for the three months ended March 31, 2025 compared to 3.39% for the three months ended March 31, 2024.
Average interest-earning assets decreased $58.6 million, or 3.3%, to $1.72 billion for the quarter ended March 31, 2025 compared to $1.77 billion for the quarter ended March 31, 2024, and average interest-bearing liabilities decreased $55.2 million, or 4.2%, to $1.26 billion for the quarter ended March 31, 2025 compared to $1.31 billion for the quarter ended March 31, 2024.
Total interest income (expressed on a FTE basis) was $23.7 million for the three months ended March 31, 2025 compared to $24.3 million for the three months ended March 31, 2024. The Company’s rates earned on interest earning assets were 5.60% for the three months ended March 31, 2025 compared to 5.50% for the three months ended March 31, 2024.
Interest income on loans held for investment was $21.3 million for the three months ended March 31, 2025 compared to $21.8 million for the three months ended March 31, 2024.
Average loans outstanding decreased $59.3 million, or 3.9%, to $1.47 billion for the quarter ended March 31, 2025 compared to $1.52 billion for the quarter ended March 31, 2024. The average yield on loans increased to 5.89% for the quarter ended March 31, 2025 compared to 5.75% for the quarter ended March 31, 2024. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $2.1 million for the three months ended March 31, 2025 compared to $1.5 million for the three months ended March 31, 2024.
Average securities increased $37.8 million, or 20.5%, to $222.3 million for the quarter ended March 31, 2025 compared to $184.5 million for the quarter ended March 31, 2024. The average yield on securities increased to 3.76% for the quarter ended March 31, 2025 compared to 3.22% for the quarter ended March 31, 2024. See the Liquidity Management section for further discussion.
Total interest expense was $8.2 million for the three months ended March 31, 2025 compared to $9.3 million for the three months ended March 31, 2024. The Company’s rates paid on interest bearing liabilities were 2.64% for the three months ended March 31, 2025 compared to 2.85% for the three months ended March 31, 2024. See the Liquidity Management section for further discussion.
Interest expense on deposits was $6.8 million for the three months ended March 31, 2025 compared to $7.5 million for the three months ended March 31, 2024.
Average interest-bearing deposits decreased $19.6 million, or 1.7%, to $1.13 billion for the quarter ended March 31, 2025 compared to $1.15 billion for the quarter ended March 31, 2024. The average cost of deposits decreased to 2.44% for the quarter ended March 31, 2025 compared to 2.61% for the quarter ended March 31, 2024.
Interest expense on borrowings was $1.4 million for the three months ended March 31, 2025 compared to $1.8 million for the three months ended March 31, 2024.
Average borrowings decreased $35.5 million, or 22.1%, to $125.0 million for the quarter ended March 31, 2025 compared to $160.6 million for the quarter ended March 31, 2024. The average cost of borrowings decreased to 4.38% for the quarter ended March 31, 2025 compared to 4.61% for the quarter ended March 31, 2024.

Non-interest Income
The following table shows the principal components of non-interest income.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Service charges and other fees	$914	$817	$97	11.9%
Bank card income and fees	925	973	(48)	(4.9)%
Earnings on bank-owned life insurance	509	136	373	274.3%
Wealth management revenue	473	380	93	24.5%
Gain on sales of mortgage loans, net	126	277	(151)	(54.5)%
Gains on other real estate owned, net	21	34	(13)	(38.2)%
Other	495	402	93	23.1%
Total non-interest income	$3,463	$3,019	$444	14.7%
Non-interest income as a % of total revenue *	18.5%	17.0%
*Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $0.4 million, or 14.7%, to $3.5 million for the three months ended March 31, 2025 compared to $3.0 million for the three months ended March 31, 2024. The increase was primarily due to earnings on bank-owned life insurance, offset by a decrease on gains on sales of mortgage loans during the current quarter.
Earnings on bank-owned life insurance increased to $0.5 million for the three months ended March 31, 2025 compared to $0.1 million for the three months ended March 31, 2024. The Company purchased $35.0 million in bank-owned life insurance policies in the first quarter of 2024. The earnings generated from these polices are primarily derived from the investment returns on the cash value component.
Gain on sales of mortgage loans decreased to $0.1 million for the three months ended March 31, 2025 compared to $0.3 million for the three months ended March 31, 2024. The Company sold mortgage loans totaling $1.2 million for the three months ended March 31, 2025 compared to $15.1 million for the three months ended March 31, 2024.
Non-interest Expense
The following table shows the principal components of non-interest expense.

	Three Months Ended March 31,
(dollars in thousands)	2025	2024	$ Change	% Change
Salaries	$5,366	$5,249	$117	2.2%
Employee benefits	1,546	1,481	65	4.4
Occupancy expense, net	935	813	122	15.0
Furniture and equipment expense	793	756	37	4.9
Processing, network and bank card expense	1,401	1,370	31	2.3
Legal, examination, and professional fees	493	823	(330)	(40.1)
Advertising and promotion	160	263	(103)	(39.2)
Postage, printing, and supplies	294	167	127	76.0
Other	1,511	1,653	(142)	(8.6)
Total non-interest expense	$12,499	$12,575	$(76)	(0.6)%
Efficiency ratio*	66.6%	70.8%
Number of full-time equivalent employees	264	276
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.

Total non-interest expense decreased $0.1 million, or 0.6%, to $12.5 million for the three months ended March 31, 2025 compared to $12.6 million for the three months ended March 31, 2024.
Occupancy expense increased $0.1 million, or 15.0%, to $0.9 million for the three months ended March 31, 2025 compared to $0.8 million for the three months ended March 31, 2024. The increase primarily resulted from the opening of two new branch locations and one new operations facility.
Legal, examination and professional fees decreased $0.3 million, or 40.1%, to $0.5 million for the three months ended March 31, 2025 compared to $0.8 million for the three months ended March 31, 2024. The decrease was primarily due to the costs from a settlement agreement from terminating a contract related to a digital account opening project in the prior year quarter.
Advertising and promotion decreased $0.1 million, or 39.2%, to $0.2 million for the three months ended March 31, 2025 compared to $0.3 million for the three months ended March 31, 2024. The Company is utilizing internal marketing resources whereas, in the prior year quarter, external resources were used.
Postage, printing and supplies increased $0.1 million, or 76.0%, to $0.3 million for the three months ended March 31, 2025 compared to $0.2 million for the three months ended March 31, 2024. The increase was primarily a result of customer mailings related to an account consolidation project.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements was 18.4% for the three months ended March 31, 2025 compared to 17.8% for the three months ended March 31, 2024. The effective tax rate for each of the three months ended March 31, 2025 and 2024 was lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 76.9% of total assets as of March 31, 2025 compared to 79.1% as of December 31, 2024.
Lending activities are conducted pursuant to an established loan policy approved by the Bank's Board of Directors. The Bank's credit review process is overseen by regional loan committees with established loan approval limits. In addition, the executive loan committee reviews all credit relationships in aggregate over an established dollar amount. The executive loan committee meets weekly and is comprised of senior managers of the Bank.
Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated is as follows:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$202,405	13.7%	$202,329	13.8%
Real estate construction − residential	30,670	2.1	32,046	2.2
Real estate construction − commercial	75,053	5.1	80,435	4.5
Real estate mortgage − residential	376,026	25.5	361,735	25.2
Real estate mortgage − commercial	773,622	52.6	775,594	53.3
Installment and other consumer	12,547	1.0	14,021	1.0
Total loans held for investment	$1,470,323	100.0%	$1,466,160	100.0%
Commercial Real Estate Loans
Commercial real estate loans ("CRE") consist primarily of income-producing investment property loans. Additionally, CRE loans include 1-4 family property loans as well as land and development loans.

The following table shows the categories of the Company's non-owner occupied CRE loan portfolio at March 31, 2025 and December 31, 2024:

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Retail	$183,030	28.9%	$190,915	30.0%
Multi Family	170,429	27.0	168,629	26.5
Hotel & Food Service	70,217	11.1	70,816	11.2
Office Buildings	54,263	8.6	47,042	7.4
Other Construction	46,057	7.3	39,696	6.3
1-4 Family Construction	30,670	4.8	32,045	5.0
Other Real Estate	26,581	4.2	27,053	4.3
Industrial	22,043	3.5	18,446	2.9
Land Subdivision	10,068	1.6	10,844	1.7
Commercial and Institutional Building Construction	9,538	1.5	9,481	1.5
Residential Building Construction	9,390	1.5	20,413	3.2
Total Commercial Real Estate - Non Owner Occupied	$632,286	98.5%	$635,380	96.8%
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
Risk Elements of the Loan Portfolio
Management, internal loan review and the executive loan committee formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Loans in excess of $2.0 million in the aggregate and all adversely classified credits identified by management are reviewed by the executive loan committee. In addition, all other loans are reviewed on a risk weighted selection process. The executive loan committee reviews and reports to the Board of Directors, at scheduled meetings: past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, special mention, substandard, doubtful, or loss. During this review, management will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is individually analyzed and in conjunction with current economic conditions and loss experience, reserves are estimated as further discussed below.
Loans not individually evaluated are aggregated and collectively analyzed. Management determined that segmenting loans not individually analyzed by the federal call report codes represents the most prudent way to consolidate loans by their associated risk qualities.
General reserves are recorded for collectively analyzed loans using a consistent methodology. Two different models are used for calculating the general reserve. The Discounted Cash Flow model considers quantitative peer group historic loss experience, forecasts over the estimated life of the loan pools, industry data, and qualitative or environmental factors, such as: lending policies and procedures; economic conditions; the nature, volume and terms of the portfolio; lending staff and management; past due loans; the loan review system; collateral values; concentrations of credit; and external factors. The Remaining Life model applies a long-term average loss rate calculated using peer data that is adjusted for qualitative or environmental factors such as those previously noted. The model used depends on the loan portfolio segment. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. At March 31, 2025 and December 31, 2024, the ACL on loans included a qualitative adjustment of approximately $10.9 million and $11.2 million, respectively.

Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans:
Commercial, financial, and agricultural	$923	$923
Real estate construction − residential	454	454
Real estate construction − commercial	44	49
Real estate mortgage − residential	859	963
Real estate mortgage − commercial	136	138
Installment and other consumer	28	10
Total	$2,444	$2,537
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage − residential	$—	$207
Installment and other consumer	17	3
Total	$17	$210
Total non-performing loans (a)	2,461	2,747
Other real estate owned and repossessed assets	668	1,446
Total non-performing assets (b)	$3,129	$4,193

Loans held for investment	$1,470,323	$1,466,160
Allowance for credit losses on loans	$21,780	$22,044
Allowance for credit losses to loans	1.48%	1.50%
Non-accrual loans to total loans	0.17%	0.17%
Non-performing loans to loans (a)	0.17%	0.19%
Non-performing assets to loans (b)	0.21%	0.29%
Non-performing assets to assets (b)	0.17%	0.23%
Allowance for credit losses to non-accrual loans	891.16%	868.90%
Allowance for credit losses to non-performing loans	885.01%	802.48%
(a)Non-performing loans include loans 90 days past due and accruing and non-accrual loans.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $3.1 million, or 0.21% of total loans, at March 31, 2025 compared to $4.2 million, or 0.29% of total loans, at December 31, 2024.
Total non-accrual loans at March 31, 2025 decreased $0.1 million, or 3.7%, to $2.4 million compared to $2.5 million at December 31, 2024. There were $0.02 million in loans past due 90 days and still accruing interest at March 31, 2025 compared to $0.21 million at December 31, 2024. Other real estate and repossessed assets were $0.7 million and $1.4 million at March 31, 2025 and December 31, 2024, respectively. There were no non-accrual loans added to other real estate owned and repossessed assets during the three months ended March 31, 2025 and 2024.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
The following table is a summary of the allocation of the allowance for credit losses:

	March 31, 2025		December 31, 2024
(dollars in thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for credit losses at end of period:
Commercial, financial, and agricultural	$1,447	13.7%	$1,560	13.8%
Real estate construction − residential	583	2.1	578	2.2
Real estate construction − commercial	1,667	5.1	2,221	4.5
Real estate mortgage − residential	5,134	25.5	5,310	25.2
Real estate mortgage − commercial	12,608	52.6	12,305	53.3
Installment and other consumer	117	1.0	138	1.0
Unallocated	224	—	(68)	—
Total	$21,780	100.0%	$22,044	100.0%
The allowance for credit losses was $21.8 million, or 1.48%, of loans outstanding at March 31, 2025 compared to $22.0 million, or 1.50%, of loans outstanding at December 31, 2024. The ratio of the allowance for credit losses to non-performing loans was 885.01% at March 31, 2025, compared to 802.48% at December 31, 2024.
Release of Provision for Credit Losses

	Three Months Ended March 31,
(dollars in thousands)	2025	2024
Release of provision for credit losses on loans	$(282)	$—
Release of provision credit losses for off-balance sheet commitments	(58)	(230)
Total release of provision for credit losses	$(340)	$(230)
The Company recognized a release of provision for credit losses of $0.3 million for the three months ended March 31, 2025 compared to a $0.2 million release of provision for credit losses for the three months ended March 31, 2024.

The following table summarizes credit loss experience for the periods indicated:

	Three Months Ended March 31,
	2025			2024
(dollars in thousands)	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans
Commercial, financial, and agricultural	$54	$200,696	0.03%	$(20)	$220,122	(0.01)%
Real estate construction − residential	—	33,504	—	—	57,945	—
Real estate construction − commercial	—	82,176	—	—	96,485	—
Real estate mortgage − residential	2	363,327	—	—	372,081	—
Real estate mortgage − commercial	25	772,402	—	(23)	758,104	—
Installment and other consumer	(63)	13,204	(0.48)	(26)	19,907	(0.13)
Total	$18	$1,465,309	—%	$(69)	$1,524,644	—%
Net Loan Recoveries (Charge-Offs)
The Company’s net recoveries were $0.02 million for the three months ended March 31, 2025 compared to $0.07 million net charge-offs for the three months ended March 31, 2024.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and various other secondary market investors. At March 31, 2025, the carrying amount of these loans was $0.2 million compared to no loans at December 31, 2024.
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2025, the Company sold approximately $1.2 million of loans to investors compared to $15.1 million for the three months ended March 31, 2024.
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

(dollars in thousands)	March 31, 2025	December 31, 2024
Other interest-bearing deposits	$80,700	$27,326
Certificates of deposit in other banks	1,000	1,000
Available-for-sale investment securities	219,647	218,652
Total	$301,347	$246,978
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $219.6 million at March 31, 2025 and included an unrealized net loss of $30.4 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $3.3 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At March 31, 2025 and December 31, 2024, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $130.8 million and $136.3 million, respectively.
Total investment securities pledged for these purposes were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Federal Reserve Bank borrowings	$7,694	$7,915
Other deposits	81,143	74,470
Total pledged, at fair value	$88,837	$82,385
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At March 31, 2025, such deposits totaled $1.4 billion and represented 93.7% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.
Core deposits at March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Non-interest bearing demand	$427,107	$385,022
Interest checking	331,652	381,877
Savings and money market	487,232	464,449
Other time deposits	200,377	201,438
Total	$1,446,368	$1,432,786
Estimated uninsured deposits totaled $349.4 million, including $97.5 million of certificates of deposit, at March 31, 2025, compared to $352.0 million, including $100.4 million of certificates of deposit, at December 31, 2024. The Company's brokered deposits were consistent at $0.01 million at March 31, 2025 and December 31, 2024.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, advances from the Federal Home Loan Bank (FHLB) and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2025, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $7.2 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2025. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at March 31, 2025.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of March 31, 2025, the Bank had $124.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at March 31, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	March 31, 2025	December 31, 2024
Federal Home Loan Bank advances	$124,000	$81,425
Other borrowings	100	100
Subordinated notes	49,486	49,486
Total	$173,586	$131,011
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
The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company:

	March 31, 2025				December 31, 2024
(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$404,441	$7,186	$35,000	$446,627	$407,678	$7,468	$35,000	$450,146
Letters of credit	(44,000)	—	—	(44,000)	(139,000)	—	—	(139,000)
Advances outstanding	(124,000)	—	—	(124,000)	(81,425)	—	—	(81,425)
Total available	$236,441	$7,186	$35,000	$278,627	$187,253	$7,468	$35,000	$229,721
At March 31, 2025, loans of $733.7 million were pledged to the FHLB as collateral for borrowings and letters of credit. At March 31, 2025, investments with a market value of $7.7 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated liquidity needs in both the short and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $102.3 million at March 31, 2025 compared to $51.0 million at December 31, 2024. The $51.3 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the three months ended March 31, 2025. Cash flow provided by operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided total cash of $5.7 million for the three months ended March 31, 2025.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $6.0 million during the three months ended March 31, 2025. The cash outflow primarily consisted of a $4.1 million net increase in loans held for investment and $6.7 million in purchases of securities, partially offset by $6.0 million proceeds from maturities and calls of available-for-sale securities.

Financing activities provided total cash of $51.5 million during the three months ended March 31, 2025, resulting primarily from a $42.1 million increase in demand deposits and a $42.6 million net increase in FHLB advances, partially offset by a $27.4 million decrease in interest-bearing transaction accounts and $3.9 million decrease in time deposits.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $368.7 million in unused loan commitments and standby letters of credit as of March 31, 2025. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $1.3 million and $1.2 million during the three months ended March 31, 2025 and 2024, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank did not declare a dividend to the Company during the three months ended March 31, 2025 and declared a $5.0 million dividend to the Company during the three months ended March 31, 2024. At March 31, 2025 and December 31, 2024, the Company had cash and cash equivalents totaling $14.4 million and $15.3 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2025, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of March 31, 2025 and December 31, 2024. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.
Under the Basel III Capital Rules, at March 31, 2025 and December 31, 2024, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as the dates indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2025
Total Capital (to risk-weighted assets):
Company	$234,734	14.94%	$164,945	10.50%	$—	N.A%
Bank	224,321	14.41%	163,455	10.50%	155,672	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$215,081	13.69%	$133,527	8.50%	$—	N.A%
Bank	204,843	13.16%	132,321	8.50%	124,537	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$167,081	10.64%	$109,963	7.00%	$—	N.A%
Bank	204,843	13.16%	108,970	7.00%	101,187	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$215,081	11.64%	$73,931	4.00%	$—	N.A%
Bank	204,843	11.18%	73,291	4.00%	91,614	5.00%

December 31, 2024
Total Capital (to risk-weighted assets):
Company	$232,400	14.79%	$164,953	10.50%	$—	N.A%
Bank	219,410	14.10%	163,365	10.50%	155,586	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$212,780	13.54%	$133,533	8.50%	$—	N.A%
Bank	199,960	12.85%	132,248	8.50%	124,469	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$164,780	10.49%	$109,968	7.00%	$—	N.A%
Bank	199,960	12.85%	108,910	7.00%	101,131	6.50%
Tier 1 leverage ratio:
Company	$212,780	11.46%	$74,261	4.00%	$—	N.A%
Bank	199,960	10.83%	73,847	4.00%	92,309	5.00%

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
The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income based on the interest rate risk model at March 31, 2025 and December 31, 2024.

	% Change in projected net interest income
Hypothetical shift in interest rates	March 31,	December 31,
(bps)	2025	2024
200	12.00%	(2.75)%
100	24.00%	(1.27)%
(100)	(1.38)%	0.30%
(200)	(3.43)%	(0.38)%
The change in the Company’s interest rate risk exposure from December 31, 2024 to March 31, 2025 was due to moderately higher rates on interest bearing assets projected to reprice in the next 12 months and projected repricing speeds on interest bearing assets and liabilities. In an immediate and sustained shock, interest bearing assets and liabilities are projected to reprice at relatively the same pace. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.
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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of March 31, 2025. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth under the caption "Pending Litigation" in Note 14 - Commitments and Contingencies, in our Company’s Notes to Consolidated Financial Statements (unaudited).
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended March 31, 2025:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 2025	—	$—	—	$3,894,221
February 2025	—	$—	—	$3,894,221
March 2025	15,856	$27.51	15,856	$3,458,017
Total	15,856	$27.51	15,856	$3,458,017

(1)    Pursuant to the Company's 2019 Repurchase Plan, management is given discretion to determine the number and pricing of the shares to be repurchased by the Company from time to time, as well as the timing of any such repurchases. The Company repurchased 15,856 common shares under the repurchase plan during the first quarter at an average cost of $27.51 per share totaling $0.4 million. As of March 31, 2025, $3.5 million remained available for share repurchases pursuant to the plan.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended March 31, 2025 otherwise reportable under this Item 5.
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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

May 12, 2025	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Chris E. Hafner

May 12, 2025	Chris E. Hafner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)