Form 10-Q
period 2025-06-30
HAWTHORN BANCSHARES, INC.
filed 2025-08-11
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 11, 2025, the registrant had 6,905,968 shares of common stock, par value $1.00 per share, outstanding.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Table of Contents

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands, except per share data)	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$22,911	$23,668
Other interest-bearing deposits	77,383	27,326
Cash and cash equivalents	100,294	50,994
Certificates of deposit in other banks	1,000	1,000
Available-for-sale debt securities, at fair value	221,736	218,652
Other investments	7,656	5,149
Loans held for investment	1,462,898	1,466,160
Allowance for credit losses	(21,570)	(22,044)
Net loans	1,441,328	1,444,116
Premises and equipment - net	29,652	31,166
Other real estate owned - net	2,425	1,446
Cash surrender value of bank-owned life insurance	39,677	38,912
Accrued interest receivable and other assets	33,649	33,750
Total assets	$1,877,417	$1,825,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$419,914	$385,022
Savings, interest checking and money market	788,216	846,339
Time deposits	309,856	301,821
Total deposits	1,517,986	1,533,182
Federal Home Loan Bank advances and other borrowings	140,100	81,525
Subordinated notes	49,486	49,486
Operating lease liabilities	2,891	1,678
Accrued interest payable and other liabilities	10,131	9,767
Total liabilities	1,720,594	1,675,638
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,554,893 shares	7,555	7,555
Surplus	76,812	76,857
Retained earnings	98,309	89,542
Accumulated other comprehensive loss, net of tax	(11,889)	(12,443)
Treasury stock; 638,236 and 566,268 shares, at cost, respectively	(13,964)	(11,964)
Total stockholders’ equity	156,823	149,547
Total liabilities and stockholders’ equity	$1,877,417	$1,825,185
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$21,549	$21,534	$42,745	$43,265
Interest and fees on loans held for sale	3	36	5	66
Interest on investment securities:
Taxable	1,398	788	2,702	1,539
Nontaxable	586	596	1,173	1,188
Federal funds sold and Other interest-bearing deposits	290	452	539	1,263
Dividends on other investments	85	150	205	287
Total interest income	23,911	23,556	47,369	47,608
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,086	4,493	8,435	9,123
Time deposits	2,422	3,075	4,886	5,910
Total interest expense on deposits	6,508	7,568	13,321	15,033
Interest on federal funds purchased and securities sold under agreements to repurchase	1	—	1	—
Interest on Federal Home Loan Bank advances	404	831	903	1,680
Interest on subordinated notes	856	985	1,708	1,975
Total interest expense on borrowings	1,261	1,816	2,612	3,655
Total interest expense	7,769	9,384	15,933	18,688
Net interest income	16,142	14,172	31,436	28,920
(Release of) provision for credit losses on loans	(159)	282	(441)	282
Provision for (release of) credit losses on unfunded commitments	108	175	50	(55)
Total (release of) provision for credit losses on loans and unfunded commitments	(51)	457	(391)	227
Net interest income after provision for credit losses on loans and unfunded commitments	16,193	13,715	31,827	28,693
NON-INTEREST INCOME
Service charges and other fees	940	777	1,853	1,594
Bank card income and fees	1,003	1,075	1,929	2,048
Earnings on bank-owned life insurance	509	505	1,019	641
Wealth management revenue	542	450	1,016	830
Gain on sale of mortgage loans, net	117	398	242	675
(Losses) gains on other real estate owned, net	(177)	454	(156)	488
Other	611	337	1,105	739
Total non-interest income	3,545	3,996	7,008	7,015
Investment securities losses, net	(1)	(15)	(3)	(15)
NON-INTEREST EXPENSE
Salaries and employee benefits	6,703	6,724	13,615	13,454
Occupancy expense, net	947	708	1,883	1,521
Furniture and equipment expense	673	722	1,466	1,478
Processing, network, and bank card expense	1,443	1,362	2,844	2,732
Legal, examination, and professional fees	428	512	921	1,335
Advertising and promotion	212	261	372	524
Postage, printing, and supplies	342	190	636	357
Other	1,521	1,555	3,031	3,208
Total non-interest expense	12,269	12,034	24,768	24,609
Income before income taxes	7,468	5,662	14,064	11,084
Income tax expense	1,367	1,033	2,580	1,999
Net income	$6,101	$4,629	$11,484	$9,085
Basic earnings per share	$0.88	$0.66	$1.65	$1.29
Diluted earnings per share	$0.88	$0.66	$1.65	$1.29
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$6,101	$4,629	$11,484	$9,085
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax	674	(983)	1,058	(3,198)
Defined benefit pension plans:
Amortization of net gains included in net periodic pension income, net of tax	(288)	(147)	(504)	(273)
Total other comprehensive income (loss)	386	(1,130)	554	(3,471)
Total comprehensive income	$6,487	$3,499	$12,038	$5,614

See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended June 30, 2025 and 2024
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2025	$7,555	$76,938	$93,597	$(12,275)	$(12,404)	$153,411
Net income	—	—	6,101	—	—	6,101
Other comprehensive income	—	—	—	386	—	386
Share-based compensation expense	—	96	—	—	—	96
Purchase of treasury stock	—	—	—	—	(1,782)	(1,782)
Restricted share unit vesting and taxes paid related to net share settlement	—	(222)	—	—	222	—
Cash dividends declared, common stock ($0.20 per share)	—	—	(1,389)	—	—	(1,389)
Balance, June 30, 2025	$7,555	$76,812	$98,309	$(11,889)	$(13,964)	$156,823

Balance, March 31, 2024	$7,555	$76,847	$79,725	$(16,103)	$(11,404)	$136,620
Net income	—	—	4,629	—	—	4,629
Other comprehensive loss	—	—	—	(1,130)	—	(1,130)
Share-based compensation expense	—	42	—	—	—	42
Purchase of treasury stock	—	—	—	—	(592)	(592)
Restricted share unit vesting and taxes paid related to net share settlement	—	(81)	—	—	81	—
Cash dividends declared, common stock ($0.19 per share)	—	—	(1,328)	—	—	(1,328)
Balance, June 30, 2024	$7,555	$76,808	$83,026	$(17,233)	$(11,915)	$138,241

	Six Months Ended June 30, 2025 and 2024
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2024	$7,555	$76,857	$89,542	$(12,443)	$(11,964)	$149,547
Net income	—	—	11,484	—	—	11,484
Other comprehensive income	—	—	—	554	—	554
Share-based compensation expense	—	177	—	—	—	177
Purchase of treasury stock	—	—	—	—	(2,222)	(2,222)
Restricted share unit vesting and taxes paid related to net share settlement	—	(222)	—	—	222	—
Cash dividends declared, common stock ($0.39 per share)	—	—	(2,717)	—	—	(2,717)
Balance, June 30, 2025	$7,555	$76,812	$98,309	$(11,889)	$(13,964)	$156,823

Balance, December 31, 2023	$7,555	$76,818	$76,464	$(13,762)	$(10,990)	$136,085
Net income	—	—	9,085	—	—	9,085
Other comprehensive loss	—	—	—	(3,471)	—	(3,471)
Share-based compensation expense	—	71	—	—	—	71
Purchase of treasury stock	—	—	—	—	(1,006)	(1,006)
Restricted share unit vesting and taxes paid related to net share settlement	—	(81)	—	—	81	—
Cash dividends declared, common stock ($0.36 per share)	—	—	(2,523)	—	—	(2,523)
Balance, June 30, 2024	$7,555	$76,808	$83,026	$(17,233)	$(11,915)	$138,241
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$11,484	$9,085
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for credit losses on loans and unfunded commitments	(391)	227
Depreciation expense	1,140	925
Net amortization of investment securities, premiums, and discounts	208	418
Change in fair value of mortgage servicing rights	—	(149)
Investment securities losses, net	3	15
Gain on sales and dispositions of premises and equipment	(48)	(6)
Gain on sales and dispositions of other real estate	(28)	(94)
Provision for (release of) valuation allowance for other real estate owned	184	(386)
Proceeds from the sale of mortgage servicing rights	—	1,589
Share-based compensation expense	177	71
Increase in cash surrender value - life insurance	(765)	(485)
(Increase) decrease in accrued interest receivable and other assets	(384)	2,057
Decrease in operating lease liabilities	(138)	(103)
Increase (decrease) in accrued interest payable and other liabilities	49	(1,143)
Origination of mortgage loans held for sale	(2,661)	(34,810)
Proceeds from the sale of mortgage loans held for sale	2,903	38,001
Gain on sale of mortgage loans, net	(242)	(675)
Net cash provided by operating activities	11,491	14,537
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	—	(1,000)
Purchase of bank-owned life insurance	—	(35,000)
Net decrease in loans	3,229	35,867
Purchase of available-for-sale debt securities	(13,332)	(18,965)
Proceeds from maturities of available-for-sale debt securities	7,623	5,660
Proceeds from calls of available-for-sale debt securities	3,755	12,256
Purchases of FHLB stock	(9,657)	(767)
Proceeds from sales of FHLB stock	7,147	1,218
Purchases of premises and equipment	(924)	(1,082)
Proceeds from sales of premises and equipment	49	11
Proceeds from sales of other real estate and repossessed assets	1,418	1,548
Net cash used in investing activities	(692)	(254)
Cash flows from financing activities:
Net increase (decrease) in demand deposits	34,892	(623)
Net decrease in interest-bearing transaction accounts	(58,123)	(42,269)
Net increase in time deposits	8,035	22,298
Repayment of FHLB advances and other borrowings	(170,100)	(22,200)
FHLB advances	228,675	14,300
Purchase of treasury stock	(2,222)	(1,006)
Cash dividends paid - common stock	(2,656)	(2,391)
Net cash provided by (used in) financing activities	38,501	(31,891)
Net increase (decrease) in cash and cash equivalents	49,300	(17,608)
Cash and cash equivalents, beginning of period	50,994	93,450
Cash and cash equivalents, end of period	$100,294	$75,842
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Six Months Ended June 30,
(In thousands)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$16,041	$18,347
Income taxes	$597	$—
Non-cash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$—	$2,730
Right of use assets obtained in exchange for new operating lease liabilities	$1,351	$—
Dividends declared not paid - common stock	$1,389	$1,329
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
(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s loans held for investment portfolio at June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commercial, financial, and agricultural	$212,266	$202,329
Real estate construction − residential	24,117	32,046
Real estate construction − commercial	66,441	80,435
Real estate mortgage − residential	381,037	361,735
Real estate mortgage − commercial	767,240	775,594
Installment and other consumer	11,797	14,021
Total loans held for investment	$1,462,898	$1,466,160
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Accrued interest on loans totaled $6.0 million and $6.5 million at June 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At June 30, 2025, loans of $723.2 million were pledged to the Federal Home Loan Bank (FHLB) as collateral for borrowings and letters of credit.
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
Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance-sheet credit exposures, including unfunded loan commitments, unless the associated obligation is unconditionally cancellable by the Company. This allowance is included in other liabilities on the consolidated balance sheets with associated expense recognized as a component of the provision for credit losses on the consolidated statements of income. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans, however, the liability for unfunded lending commitments incorporates an assumption for the portion of unfunded commitments that are expected to be funded. The allowance for credit losses on unfunded commitments totaled $1.0 million and $0.9 million at June 30, 2025 and December 31, 2024, respectively.

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
The following tables illustrate the changes in the allowance for credit losses on loans by portfolio segment:

	Three Months Ended June 30, 2025
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$1,447	$583	$1,667	$5,134	$12,608	$117	$224	$21,780
Charge-offs	(21)	—	—	(8)	(3)	(109)	—	(141)
Recoveries	34	—	—	12	—	44	—	90
Provision for (release of) credit losses	684	(255)	(183)	(221)	(213)	60	(31)	(159)
Balance at end of period	$2,144	$328	$1,484	$4,917	$12,392	$112	$193	$21,570

	Six Months Ended June 30, 2025
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$1,560	$578	$2,221	$5,310	$12,305	$138	$(68)	$22,044
Charge-offs	(34)	—	—	(14)	(36)	(199)	—	(283)
Recoveries	102	—	—	19	58	71	—	250
Provision for (release of) credit losses	516	(250)	(737)	(398)	65	102	261	(441)
Balance at end of period	$2,144	$328	$1,484	$4,917	$12,392	$112	$193	$21,570

	Three Months Ended June 30, 2024
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$3,374	$672	$1,297	$5,109	$12,857	$172	$194	$23,675
Charge-offs	(1,857)	—	—	(22)	(67)	(61)	—	(2,007)
Recoveries	10	—	—	4	—	16	—	30
Provision for (release of) credit losses	94	(74)	180	122	118	36	(194)	282
Balance at end of period	$1,621	$598	$1,477	$5,213	$12,908	$163	$—	$21,980

	Six Months Ended June 30, 2024
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$3,208	$1,043	$3,273	$5,264	$10,537	$232	$187	$23,744
Charge-offs	(1,888)	—	—	(23)	(89)	(130)	—	(2,130)
Recoveries	20	—	—	5	—	59	—	84
Provision for (release of) credit losses	281	(445)	(1,796)	(33)	2,460	2	(187)	282
Balance at end of period	$1,621	$598	$1,477	$5,213	$12,908	$163	$—	$21,980
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
There have been no significant changes to the types of collateral securing the Company's collateral dependent loans since December 31, 2024.

The amortized cost of collateral-dependent loans by class as of June 30, 2025 and December 31, 2024 was as follows:

	Collateral Type
(dollars in thousands)	Real Estate	Other	Allowance Allocated
June 30, 2025
Commercial, financial, and agricultural	$—	$1,814	$649
Real estate mortgage − residential	454	—	87
Real estate mortgage − commercial	65	—	—
Total	$519	$1,814	$736
December 31, 2024
Commercial, financial, and agricultural	$—	$766	$125
Real estate construction − residential	454	—	194
Real estate mortgage − commercial	65	—	—
Total	$519	$766	$319
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
•Substandard - loans that are inadequately protected by the current sound worth and paying capacity of the obligor or by the collateral pledged, if any. Loans so classified may have a well-defined weakness or weaknesses that jeopardize the repayment of the debt. Such loans are characterized by the distinct possibility that the Company may sustain some loss if the deficiencies are not corrected. The substandard category includes non-accrual loans.
•Doubtful - loans that have all the weaknesses inherent in loans classified as Substandard with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently known facts, conditions, and values.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at June 30, 2025:

								Revolving
								Loans
							Revolving	Converted to
	Term Loans						Loans	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades						Amortized	Amortized
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Cost Basis	Total
June 30, 2025
Commercial, Financial, & Agricultural
Pass	$31,092	$14,532	$12,034	$20,330	$21,849	$28,239	$70,128	$1,411	$199,615
Watch	55	—	102	1,007	—	251	—	—	1,415
Special Mention	—	—	3,512	337	—	284	557	—	4,690
Substandard	—	780	87	3,510	547	75	1,144	403	6,546
Total	$31,147	$15,312	$15,735	$25,184	$22,396	$28,849	$71,829	$1,814	$212,266
Gross YTD charge-offs	—	9	—	—	—	25	—	—	34
Real Estate Construction - Residential
Pass	$7,010	$8,264	$8,755	$—	$—	$—	$—	$—	$24,029
Watch	—	—	88	—	—	—	—	—	88
Total	$7,010	$8,264	$8,843	$—	$—	$—	$—	$—	$24,117
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$17,430	$18,787	$8,386	$5,780	$2,918	$1,114	$5,905	$—	$60,320
Watch	—	1,257	—	4,795	—	40	—	—	6,092
Substandard	—	—	29	—	—	—	—	—	29
Total	$17,430	$20,044	$8,415	$10,575	$2,918	$1,154	$5,905	$—	$66,441
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$36,051	$23,073	$42,867	$108,716	$46,149	$58,932	$44,883	$2,404	$363,075
Watch	14,110	1,427	—	—	381	629	242	—	16,789
Substandard	58	—	—	783	—	218	114	—	1,173
Total	$50,219	$24,500	$42,867	$109,499	$46,530	$59,779	$45,239	$2,404	$381,037
Gross YTD charge-offs	—	—	—	—	—	14	—	—	14
Real Estate Mortgage - Commercial
Pass	$76,490	$68,294	$105,314	$180,036	$168,896	$110,030	$16,339	$887	$726,286
Watch	582	2,407	458	4,067	684	177	—	—	8,375
Special Mention	—	20,559	—	5,060	—	—	—	—	25,619
Substandard	—	1,782	65	4,190	—	779	144	—	6,960
Total	$77,072	$93,042	$105,837	$193,353	$169,580	$110,986	$16,483	$887	$767,240
Gross YTD charge-offs	—	—	12	—	—	24	—	—	36
Installment and other Consumer
Pass	$1,244	$1,607	$2,573	$2,585	$713	$2,997	$62	$—	$11,781
Substandard	—	—	9	—	—	7	—	—	16
Total	$1,244	$1,607	$2,582	$2,585	$713	$3,004	$62	$—	$11,797
Gross YTD charge-offs	—	—	20	2	—	177	—	—	199
Total Portfolio
Pass	$169,317	$134,557	$179,929	$317,447	$240,525	$201,312	$137,317	$4,702	$1,385,106
Watch	14,747	5,091	648	9,869	1,065	1,097	242	—	32,759
Special Mention	—	20,559	3,512	5,397	—	284	557	—	30,309
Substandard	58	2,562	190	8,483	547	1,079	1,402	403	14,724
Total	$184,122	$162,769	$184,279	$341,196	$242,137	$203,772	$139,518	$5,105	$1,462,898
Total Gross YTD charge-offs	$—	$9	$32	$2	$—	$240	$—	$—	$283

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table presents the recorded investment by risk categories at December 31, 2024:

								Revolving
								Loans
							Revolving	Converted to
	Term Loans						Loans	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades						Amortized	Amortized
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Cost Basis	Cost Basis	Total
December 31, 2024
Commercial, Financial, & Agricultural
Pass	$22,726	$21,302	$30,025	$25,338	$26,557	$3,932	$62,205	$1,531	$193,616
Watch	—	120	1,473	—	—	262	504	—	2,359
Special Mention	—	—	—	—	309	—	741	—	1,050
Substandard	286	87	3,428	628	37	—	356	403	5,225
Doubtful	—	—	—	—	—	—	79	—	79
Total	$23,012	$21,509	$34,926	$25,966	$26,903	$4,194	$63,885	$1,934	$202,329
Gross YTD charge-offs	—	230	—	104	2	106	1,796	—	2,238
Real Estate Construction - Residential
Pass	$16,368	$13,808	$601	$617	$165	$—	$—	$33	$31,592
Substandard	454	—	—	—	—	—	—	—	454
Total	$16,822	$13,808	$601	$617	$165	$—	$—	$33	$32,046
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Construction - Commercial
Pass	$49,742	$7,057	$10,424	$3,828	$622	$564	$7,072	$—	$79,309
Watch	911	124	13	—	—	—	—	—	1,048
Substandard	—	29	—	—	—	49	—	—	78
Total	$50,653	$7,210	$10,437	$3,828	$622	$613	$7,072	$—	$80,435
Gross YTD charge-offs	—	—	—	—	—	—	—	—	—
Real Estate Mortgage - Residential
Pass	$30,005	$46,795	$115,928	$49,519	$42,036	$23,440	$44,148	$1,543	$353,414
Watch	5,702	—	40	391	423	675	30	—	7,261
Substandard	—	—	426	89	—	376	169	—	1,060
Total	$35,707	$46,795	$116,394	$49,999	$42,459	$24,491	$44,347	$1,543	$361,735
Gross YTD charge-offs	—	—	—	—	—	14	37	—	51
Real Estate Mortgage - Commercial
Pass	$56,648	$117,853	$212,698	$203,591	$69,342	$57,352	$14,815	$137	$732,436
Watch	2,298	51	4,763	1,961	—	184	—	581	9,838
Special Mention	27,271	—	5,679	—	—	—	—	—	32,950
Substandard	64	75	231	—	—	—	—	—	370
Total	$86,281	$117,979	$223,371	$205,552	$69,342	$57,536	$14,815	$718	$775,594
Gross YTD charge-offs	—	340	—	65	—	32	—	—	437
Installment and other Consumer
Pass	$2,188	$3,636	$3,591	$1,165	$554	$2,805	$72	$—	$14,011
Substandard	—	—	—	—	—	10	—	—	10
Total	$2,188	$3,636	$3,591	$1,165	$554	$2,815	$72	$—	$14,021
Gross YTD charge-offs	10	11	9	3	1	230	1	—	265
Total Portfolio
Pass	$177,677	$210,451	$373,267	$284,058	$139,276	$88,093	$128,312	$3,244	$1,404,378
Watch	8,911	295	6,289	2,352	423	1,121	534	581	20,506
Special Mention	27,271	—	5,679	—	309	—	741	—	34,000
Substandard	804	191	4,085	717	37	435	525	403	7,197
Doubtful	—	—	—	—	—	—	79	—	79
Total	$214,663	$210,937	$389,320	$287,127	$140,045	$89,649	$130,191	$4,228	$1,466,160
Total Gross YTD charge-offs	$10	$581	$9	$172	$3	$382	$1,834	$—	$2,991

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
The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2025 and December 31, 2024:

(dollars in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual	90 Days Past Due And Still Accruing	Total Non-performing Loans
June 30, 2025
Commercial, Financial, and Agricultural	$—	$1,006	$1,006	$—	$1,006
Real estate mortgage − residential	—	1,026	1,026	498	1,524
Real estate mortgage − commercial	—	208	208	—	208
Installment and Other Consumer	—	16	16	7	23
Total	$—	$2,256	$2,256	$505	$2,761
December 31, 2024
Commercial, Financial, and Agricultural	$—	$923	$923	$—	$923
Real estate construction − residential	—	454	454	—	454
Real estate construction − commercial	—	49	49	—	49
Real estate mortgage − residential	—	963	963	207	1,170
Real estate mortgage − commercial	—	138	138	—	138
Installment and Other Consumer	—	10	10	3	13
Total	$—	$2,537	$2,537	$210	$2,747
No material amount of interest income was recognized on non-accrual loans during the three and six months ended June 30, 2025.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2025 and December 31, 2024.

(dollars in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
June 30, 2025
Commercial, Financial, and Agricultural	$209,069	$2,191	$—	$1,006	$212,266
Real estate construction − residential	24,117	—	—	—	24,117
Real estate construction − commercial	66,441	—	—	—	66,441
Real estate mortgage − residential	378,970	543	498	1,026	381,037
Real estate mortgage − commercial	766,174	858	—	208	767,240
Installment and Other Consumer	11,636	138	7	16	11,797
Total	$1,456,407	$3,730	$505	$2,256	$1,462,898

December 31, 2024
Commercial, Financial, and Agricultural	$201,201	$205	$—	$923	$202,329
Real estate construction − residential	31,592	—	—	454	32,046
Real estate construction − commercial	80,386	—	—	49	80,435
Real estate mortgage − residential	358,393	2,172	207	963	361,735
Real estate mortgage − commercial	773,918	1,538	—	138	775,594
Installment and Other Consumer	13,900	108	3	10	14,021
Total	$1,459,390	$4,023	$210	$2,537	$1,466,160
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

For each of the three and six months ended June 30, 2025 and June 30, 2024, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. There were no loans held for sale at both June 30, 2025 and December 31, 2024.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans

	June 30,	December 31,
(dollars in thousands)	2025	2024
Commercial	$2,552	$—
Real estate construction - commercial	—	2,549
Real estate mortgage - residential	—	42
Real estate mortgage - commercial	98	858
Total	$2,650	$3,449
Less valuation allowance for other real estate owned	(225)	(2,003)
Total other real estate owned and repossessed assets	$2,425	$1,446
At June 30, 2025, there were no consumer mortgage loans secured by residential real estate properties in the process of foreclosure compared to $0.3 million at December 31, 2024.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$2,003	$5,950	$2,003	$5,950
Provision for (release of) provision for valuation allowance for other real estate owned	184	(386)	184	(386)
Charge-offs	(1,962)	(3,820)	(1,962)	(3,820)
Balance at end of period	$225	$1,744	$225	$1,744

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2025 and December 31, 2024 were as follows:

		Gross Unrealized
(dollars in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
June 30, 2025
U.S. Treasury	$4,943	$104	$—	$5,047
U.S. government and federal agency obligations	381	—	(2)	379
U.S. government-sponsored enterprises	13,010	30	(161)	12,879
Obligations of states and political subdivisions	121,902	—	(24,515)	97,387
Mortgage-backed securities
Residential	66,012	543	(2,757)	63,798
Commercial	15,715	13	(2,201)	13,527
Other debt securities (a)	27,854	171	(585)	27,440
Bank issued trust preferred securities (a)	1,486	—	(207)	1,279
Total available-for-sale securities	$251,303	$861	$(30,428)	$221,736

December 31, 2024
U.S. Treasury	$4,937	$—	$(22)	$4,915
U.S. government and federal agency obligations	408	—	(7)	401
U.S. government-sponsored enterprises	13,020	11	(227)	12,804
Obligations of states and political subdivisions	125,559	7	(23,080)	102,486
Mortgage-backed securities
Residential	68,346	59	(4,034)	64,371
Commercial	16,383	—	(2,644)	13,739
Other debt securities (a)	19,419	49	(781)	18,687
Bank issued trust preferred securities (a)	1,486	—	(237)	1,249
Total available-for-sale securities	$249,558	$126	$(31,032)	$218,652
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
Debt securities with carrying values aggregating approximately $89.8 million and $82.4 million at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no proceeds from sales of available-for-sale securities for each of the three and six months ended June 30, 2025 and 2024. All gains and losses recognized on equity securities during each of the three and six months ended June 30, 2025 and 2024 were unrealized.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2025, by contractual maturity are shown below. Accrued interest on investments was consistent at $1.6 million at both June 30, 2025 and December 31, 2024, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,209	$2,208
Due after one year through five years	18,082	18,118
Due after five years through ten years	43,662	41,229
Due after ten years	105,623	82,856
Total	$169,576	$144,411
Mortgage-backed securities	81,727	77,325
Total available-for-sale securities	$251,303	$221,736
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, and Midwest Independent BankersBank ("MIB") stock, that do not have readily determinable fair values, are required for membership in those organizations.

(dollars in thousands)	June 30, 2025	December 31, 2024
Other securities:
FHLB stock	$7,434	$4,924
MIB stock	151	151
Equity securities with readily determinable fair values	71	74
Total other investment securities	$7,656	$5,149

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2025 and December 31, 2024 were as follows:

	Less than 12 months		12 months or more
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
June 30, 2025
U.S. government and federal agency obligations	$—	$—	$380	$(2)	$380	$(2)
U.S. government-sponsored enterprises	—	—	1,839	(161)	1,839	(161)
Obligations of states and political subdivisions	2,968	(86)	94,095	(24,429)	97,063	(24,515)
Mortgage-backed securities
Residential	3,560	(5)	22,147	(2,752)	25,707	(2,757)
Commercial	2,204	(20)	9,956	(2,181)	12,160	(2,201)
Other debt securities	7,087	(122)	7,361	(463)	14,448	(585)
Bank issued trust preferred securities	—	—	1,279	(207)	1,279	(207)
Total	$15,819	$(233)	$137,057	$(30,195)	$152,876	$(30,428)

(dollars in thousands)
December 31, 2024
U.S. Treasury	$4,915	$(22)	$—	$—	$4,915	$(22)
U.S. government and federal agency obligations	—	—	401	(7)	401	(7)
U.S. government-sponsored enterprises	996	(5)	1,778	(222)	2,774	(227)
Obligations of states and political subdivisions	2,791	(163)	98,442	(22,917)	101,233	(23,080)
Mortgage-backed securities
Residential	34,179	(435)	23,453	(3,599)	57,632	(4,034)
Commercial	3,580	(128)	10,159	(2,516)	13,739	(2,644)
Other debt securities	4,900	(58)	9,101	(723)	14,001	(781)
Bank issued trust preferred securities	—	—	1,249	(237)	1,249	(237)
Total	$51,361	$(811)	$144,583	$(30,221)	$195,944	$(31,032)
The total available-for-sale portfolio consisted of approximately 390 securities at June 30, 2025. The portfolio included 354 securities having an aggregate fair value of $152.9 million that were in a loss position at June 30, 2025. Securities identified as temporarily impaired that had been in a loss position for 12 months or longer totaled $137.1 million at fair value at June 30, 2025. The $30.4 million aggregate unrealized loss included in accumulated other comprehensive loss at June 30, 2025 was caused by interest rate fluctuations.
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

	As of June 30, 2025			As of December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives not designated as hedging instruments
Interest Rate Products	$16,542	$286	$328	$16,542	$66	$89
Total derivatives not designated as hedging instruments		$286	$328		$66	$89
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for each of the three and six months ended June 30, 2025 and 2024. The Company did not recognize other income related to client swaps in any of the three and six months ended June 30, 2025 and 2024.

		Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	2025	2024	2025	2024
Derivatives Not Designated as Hedging Instruments:
Interest Rate Products (1)	Other non-interest income	$4	$—	$(19)	$—
Total		$4	$—	$(19)	$—
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

Certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of June 30, 2025, the Company had recorded the obligation to collect cash collateral of $0.1 million.
As of June 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.04 million. As of June 30, 2025, the Company

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2025, it could have been required to settle its obligations under the agreements at their termination value of $0.
(6) Deposits
The table below presents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation ("FDIC") insurance limit of $250,000 and brokered deposits for the periods indicated.

(dollars in thousands)	June 30, 2025	December 31, 2024
Time deposits with balances > $250,000	$91,158	$100,383
Brokered deposits	$10	$13

(7) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of June 30, 2025, operating right of use (ROU) assets and liabilities were $2.7 million and $2.9 million, respectively. As of June 30, 2025, the weighted-average remaining lease term on these operating leases was approximately 5.8 years and the weighted-average discount rate used to measure the lease liabilities was approximately 4.4%.
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
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term, and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively, compared to $0.06 million and $0.1 million for the three and six months ended June 30, 2024, respectively.
The table below summarizes the maturity of remaining operating lease liabilities at June 30, 2025:

Lease payments due in:	Operating Lease
(dollars in thousands)
2025 remaining	$268
2026	550
2027	621
2028	630
2029	420
Thereafter	803
Total lease payments	$3,292
Less imputed interest	(401)
Total lease liabilities, as reported	$2,891

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(8) Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(24,416)	$11,973	$(12,443)
Other comprehensive income (loss), before reclassifications	1,339	(638)	701
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive income (loss), before tax	1,339	(638)	701
Income tax (expense) benefit	(281)	134	(147)
Current period other comprehensive income (loss), net of tax	1,058	(504)	554
Balance at end of period	$(23,358)	$11,469	$(11,889)

	Six Months Ended June 30, 2024
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(21,461)	$7,699	$(13,762)
Other comprehensive loss, before reclassifications	(4,048)	(345)	(4,393)
Amounts reclassified from accumulated other comprehensive loss	—	—	—
Current period other comprehensive loss, before tax	(4,048)	(345)	(4,393)
Income tax benefit	850	72	922
Current period other comprehensive loss, net of tax	(3,198)	(273)	(3,471)
Balance at end of period	$(24,659)	$7,426	$(17,233)

(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension income.
Repurchase Program
On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 79,777 common shares under its repurchase programs during the first six months of 2025 at an average cost of $27.62 per share totaling $2.2 million. As of June 30, 2025, $9.0 million remained available for share repurchases pursuant to the Company's current repurchase program.

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
The following table summarizes the status of the Company's RSUs for the six months ended June 30, 2025 and 2024:

	June 30,
	2025		2024
(dollars in thousands, except per share amounts)	Quantity	Weighted-Average Grant Date Fair Value Per share	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at beginning of period	35,336	$22.84	18,277	$20.63
Granted	11,174	29.18	—
Vested	7,809	28.48	—
Forfeited	—	—	—
Non-vested at end of period	38,701	$21.91	18,277
The fair value of the RSUs units is determined using the Company’s stock price on the date of grant. Total share-based compensation expense recognized for these RSUs was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively, compared to $0.04 million and $0.1 million for the three and six ended June 30, 2024, respectively. Forfeitures will be recognized as they occur.
At June 30, 2025, there was $0.8 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.5 years.

(10) Retirement Plans
Profit-sharing Plan
The Company's profit-sharing plan includes a matching 401(k) portion, in which the Company matches the first 3% of eligible employee contributions. The Company made annual contributions for the discretionary portion in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown. In addition, employees were able to make additional tax-deferred contributions. Total expense recorded for the Company-match was $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively, compared to $0.1 million and $0.3 million for the three and six ended June 30, 2024, respectively. The employer discretionary profit-sharing contribution made to the 401(k) plan was $0.8 million and $0.6 million for plan years 2024 and 2023, respectively.

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
The accrued liability relating to the SERP was $1.7 million as of June 30, 2025, and the expense for the three and six months ended June 30, 2025 was $0.02 million and $0.04 million, respectively, compared to $0.02 million and $0.05 million for the three and six months ended June 30, 2024, respectively, and is recognized over the required service period.
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
Components of Net Pension Cost (Income) and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension cost (income) for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Service cost - benefits earned during the year	$127	$218	$347	$474
Interest costs on projected benefit obligations (a)	376	366	775	738
Expected return on plan assets (a)	(585)	(589)	(1,170)	(1,179)
Expected administrative expenses	36	27	73	54
Amortization of unrecognized net gain (a)	(365)	(186)	(638)	(345)
Net periodic pension income	$(411)	$(164)	$(613)	$(258)

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
Presented below is a summary of the components used to calculate basic and diluted earnings per common share, which have been restated for all stock dividends:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Basic and Diluted Earnings Per Share:
Net income available to shareholders	$6,101	$4,629	$11,484	$9,085
Basic weighted-average shares outstanding	6,935,541	6,995,956	6,959,221	7,014,063
Effect of dilutive equity-based awards	9,523	—	8,292	—
Diluted weighted-average shares outstanding	6,945,064	6,995,956	6,967,513	7,014,063
Basic earnings per share	$0.88	$0.66	$1.65	$1.29
Diluted earnings per share	$0.88	$0.66	$1.65	$1.29
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
Available-for-Sale Securities
The fair value measurements of the Company’s investment securities are determined by a third party pricing service that considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value measurements are subject to management's independent verification to another pricing source for reasonableness each quarter. U.S. Treasury securities are classified as Level 1, and all other available for sale securities are classified as Level 2.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Assets:
U.S. Treasury	$5,047	$5,047	$—	$—
U.S. government and federal agency obligations	379	—	379	—
U.S. government-sponsored enterprises	12,879	—	12,879	—
Obligations of states and political subdivisions	97,387	—	97,387	—
Mortgage-backed securities
Residential	63,798	—	63,798	—
Commercial	13,527	—	13,527	—
Other debt securities	27,440	—	27,440	—
Bank-issued trust preferred securities	1,279	—	1,279	—
Equity securities	71	71	—	—
Derivative instruments, interest rate swaps	286		286
Total	$222,093	$5,118	$216,975	$—
Liabilities:
Derivative instruments, interest rate swaps	$328	$—	$328	$—
Total	$328	$—	$328	$—

December 31, 2024
Assets:
U.S. Treasury	$4,915	$4,915	$—	$—
U.S. government and federal agency obligations	401	—	401	—
U.S. government-sponsored enterprises	12,804	—	12,804	—
Obligations of states and political subdivisions	102,486	—	102,486	—
Mortgage-backed securities
Residential	64,371	—	64,371	—
Commercial	13,739	—	13,739
Other debt securities	18,687	—	18,687	—
Bank-issued trust preferred securities	1,249	—	1,249	—
Equity securities	74	74	—	—
Derivative instruments, interest rate swaps	66	—	66	—
Total	$218,792	$4,989	$213,803	$—
Liabilities:
Derivative instruments, interest rate swaps	$89	$—	$89	$—
Total	$89	$—	$89	$—

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$—	$1,738	$—	$41
Total gains or (losses) (realized/unrealized):
Included in earnings	—	(149)	—	(11)
Sales (1)	—	(1,589)	—	(76)
Issues	—	—	—	56
Balance at end of period	$—	$—	$—	$10
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Three Months Ended June 30, Total Gains (Losses)*	Six Months Ended June 30, Total Gains (Losses)*
June 30, 2025
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$1,165	—	—	$1,165	$—	$—
Real estate mortgage - residential	367	—	—	367	—	—
Real estate mortgage - commercial	65	—	—	65	—	—
Total	$1,597	$—	$—	$1,597	$—	$—
Other real estate and repossessed assets	$—	$—	$—	$—	$21	$(156)
June 30, 2024
Assets:
Collateral dependent impaired loans:
Commercial, financial, & agricultural	$13	$—	$—	$13	$(1,835)	$(1,835)
Real estate construction − residential	260	—	—	260	—	—
Real estate mortgage - residential	—	—	—	—	(22)	(22)
Real estate mortgage - commercial	740	—	—	740	(66)	(89)
Total	$1,013	$—	$—	$1,013	$(1,923)	$(1,946)
Other real estate and repossessed assets	$3,625	$—	$—	$3,625	$446	$480

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
A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2025 and December 31, 2024 is as follows:

			June 30, 2025
			Fair Value Measurements
	June 30, 2025		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$22,911	$22,911	$22,911	$—	$—
Federal funds sold and overnight interest-bearing deposits	77,383	77,383	77,383	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Other investment securities	7,585	7,585	—	7,585	—
Loans, net	1,441,328	1,405,858	—	—	1,405,858
Accrued interest receivable	7,761	7,761	7,761	—	—
Liabilities:
Deposits:
Non-interest bearing demand	$419,914	$419,914	$419,914	$—	$—
Savings, interest checking and money market	788,216	788,216	788,216	—	—
Time deposits	309,856	307,866	—	—	307,866
FHLB advances and other borrowings	140,100	140,131	—	140,131	—
Subordinated notes	49,486	42,591	—	42,591	—
Accrued interest payable	1,646	1,646	1,646	—	—

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
The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At June 30, 2025 and December 31, 2024, the allowance for credit losses for unfunded commitments was $1.0 million and $0.9 million, respectively.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The contractual amounts of off-balance-sheet financial instruments were as follows as of the dates indicated:

(dollars in thousands)	June 30, 2025	December 31, 2024
Commitments to extend credit	$334,263	$305,811
Standby letters of credit	53,699	141,807
Total	$387,962	$447,618
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
The Company's forward loan sale commitments are related to mortgage loans held for sale. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit ranged from one month to five years at June 30, 2025.
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
The Company previously reported under one segment. During 2025, the Company identified its Wealth Management business as a strategic opportunity and hired additional management resources to provide the structure for products and processes for this business. As a result, beginning in the first quarter of 2025, the Company identified its Wealth Management Business as its own separate reporting segment and now reports two aggregated reporting segments, consisting of the Bank and its Wealth Management business. The Bank segment is composed of operations providing a broad range of banking products and services located within the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. The Wealth Management segment includes a broad range of financial and investment planning services for individuals and business owners. The Company's existing trust services are also included in the Wealth Management segment.
The table below highlights the Company’s revenues, expenses and net income (loss) for each reportable segment and is reconciled to net income (loss) on a consolidated basis for the three and six months ended June 30, 2025 and 2024, respectively, was as follows:

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2025
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$23,885	$—	$26	$23,911
Interest expense	6,914	—	855	7,769
Net interest income	$16,971	$—	$(829)	$16,142
Release of provision for credit losses	(51)	—	—	(51)
Operating expenses
Salaries and employee benefits	$6,089	$333	$281	$6,703
Occupancy, furniture and equipment expense	992	23	—	1,015
Processing, network, and bank card expense	1,425	18	—	1,443
Legal, examination, and professional fees	342	—	86	428
Depreciation	605	—	—	605
Other	1,801	31	243	2,075
Total operating expenses	$11,254	$405	$610	$12,269
Other
Non-interest income	$2,484	$542	$519	$3,545
Investment securities losses, net	(1)	—	—	(1)
Income taxes	1,560	—	(193)	1,367
Net income	$6,691	$137	$(727)	$6,101

	Six Months Ended June 30, 2025
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$47,317	$—	$52	$47,369
Interest expense	14,225	—	1,708	15,933
Net interest income	$33,092	$—	$(1,656)	$31,436
Release of provision for credit losses	(391)	—	—	(391)
Operating expenses
Salaries and employee benefits	$12,310	$665	$640	$13,615
Occupancy, furniture and equipment expense	2,171	38	—	2,209
Processing, network, and bank card expense	2,808	36	—	2,844
Legal, examination, and professional fees	737	—	184	921
Depreciation	1,140	—	—	1,140
Other	3,540	46	453	4,039
Total operating expenses	$22,706	$785	$1,277	$24,768
Other
Non-interest income	$5,074	$1,054	$880	$7,008
Investment securities losses, net	(3)	—	—	(3)
Income taxes	3,011	—	(431)	2,580
Net income	$12,837	$269	$(1,622)	$11,484

Segment assets	$1,866,399	$20	$10,998	$1,877,417

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2024
(dollars in thousands)	Hawthorn Bank	Non-Bank	Total
Operating revenue
Interest income	$23,527	$29	$23,556
Interest expense	8,399	985	9,384
Net interest income	$15,128	$(956)	$14,172
Provision for credit losses	457	—	457
Operating expenses
Salaries and employee benefits	$6,412	$312	$6,724
Occupancy, furniture and equipment expense	968	—	968
Processing, network, and bank card expense	1,362	—	1,362
Legal, examination, and professional fees	404	108	512
Depreciation	462	—	462
Other	1,789	217	2,006
Total operating expenses	$11,397	$637	$12,034
Other
Non-interest income	$3,683	$313	$3,996
Investment securities losses, net	(15)	—	(15)
Income taxes	1,301	(268)	1,033
Net income	$5,641	$(1,012)	$4,629

	Six Months Ended June 30, 2024
(dollars in thousands)	Hawthorn Bank	Non-Bank	Total
Operating revenue
Interest income	$47,549	$59	$47,608
Interest expense	16,713	1,975	18,688
Net interest income	$30,836	$(1,916)	$28,920
Provision for credit losses	227	—	227
Operating expenses
Salaries and employee benefits	$12,805	$649	$13,454
Occupancy, furniture and equipment expense	2,074	—	2,074
Processing, network, and bank card expense	2,732	—	2,732
Legal, examination, and professional fees	1,115	220	1,335
Depreciation	925	—	925
Other	3,680	409	4,089
Total operating expenses	$23,331	$1,278	$24,609
Other
Non-interest income	$6,416	$599	$7,015
Investment securities losses, net	(15)	—	(15)
Income taxes	2,544	(545)	1,999
Net income	$11,135	$(2,050)	$9,085

Segment assets	$1,840,251	$7,559	$1,847,810

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

(16) Subsequent Events
On July 4, 2025, the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is currently evaluating the impact of the new legislation but does not expect it will have a material impact on its results of operations.

On June 24, 2025, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on July 2, 2025. The shelf registration statement is intended to provide us with financial flexibility to raise capital from the offering of up to $150 million of any combination of common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts, purchase units, subscription rights and units in one or multiple offerings while the shelf registration statement is effective.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the "Company", "we", "our", or "us"), including, without limitation statements that are not historical in nature, and statements preceded by, followed by or that include the words believes, expects, may, will, should, could, anticipates, estimates, intends, plans, hopes or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, such possible events or factors such as: changes in economic conditions generally or in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, tariffs and trade disruptions, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company's market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, and cybersecurity threats and such other factors as described in described in the forward-looking statements under the caption Risk Factors in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"), and in other reports filed by us with the Securities and Exchange Commission ("SEC") from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time. During the quarter ended June 30, 2025, there were no material changes to the Risk Factors disclosed in the Company's 2024 Annual Report on Form 10-K.
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

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the "Bank"), the Company, with $1.9 billion in assets at June 30, 2025, provides a broad range of commercial and personal banking services. The Bank's specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration ("SBA") loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. The Company also provides other financial services through its Wealth Management business, including trust services, estate planning, investment and asset management services and a comprehensive suite of cash management services. Beginning with the first quarter of 2025, the Company's Wealth Management business is now reported as a separate reporting segment, and the Company now operates two reporting segments, consisting of the Bank and the Wealth Management business. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net interest income	$16,142	$14,172	$31,436	$28,920
Release of provision for credit losses	(51)	457	(391)	227
Non-interest income	3,545	3,996	7,008	7,015
Investment securities losses, net	(1)	(15)	(3)	(15)
Non-interest expense	12,269	12,034	24,768	24,609
Income before income taxes	7,468	5,662	14,064	11,084
Income tax expense	1,367	1,033	2,580	1,999
Net income	$6,101	$4,629	$11,484	$9,085
Basic earnings per share	$0.88	$0.66	$1.65	$1.29
Diluted earnings per share	$0.88	$0.66	$1.65	$1.29

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Market and per share data
Book value per share (1)			$22.53	$19.71
Market price per share			$29.14	$19.80
Cash dividends paid on common stock	$1,328	$1,194	$2,656	$2,391
Performance Ratios
Return on total assets	1.36%	1.02%	1.28%	0.99%
Return on stockholders' equity	15.85%	13.75%	15.08%	13.43%
Efficiency ratio (2)	62.32%	66.24%	64.43%	68.48%
Net interest margin	3.89%	3.33%	3.78%	3.36%
Average stockholders' equity to total assets	8.56%	7.40%	8.49%	7.41%
(1)Book value per share is calculated using weighted average shares
(2)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Capital Ratios
Stockholders' equity to assets			8.35%	7.48%
Total risk-based capital ratio			15.12%	14.30%
Tier 1 risk-based capital ratio			13.87%	12.94%
Common equity Tier 1 capital			10.82%	10.02%
Tier 1 leverage ratio (3)			11.87%	10.94%
Asset Quality
Non-performing loans			$2,761	$4,437
Non-performing assets			$5,186	$8,062
Net loan charge-offs	$51	$1,977	$33	$2,046
Net charge-offs to average loans (4)	0.01%	0.53%	—%	0.27%
Allowance for credit losses to total loans			1.47%	1.47%
Non-performing loans to total loans			0.19%	0.30%
Non-performing assets to total loans			0.35%	0.54%
Non-performing assets to total assets			0.28%	0.44%
(3)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets
(4)Annualized

Results of Operations Highlights:
Consolidated net income was $6.1 million, or $0.88 per diluted share, and $11.5 million, or $1.65 per diluted share, for the three and six months ended June 30, 2025, respectively, compared to $4.6 million, or $0.66 per diluted share, and $9.1 million, or $1.29 per diluted share, for the three and six months ended June 30, 2024. For the three and six months ended June 30, 2025, the return on average assets was 1.36% and 1.28%, respectively, the return on average stockholders’ equity was 15.85% and 15.08%, respectively, and the efficiency ratio was 62.3% and 64.43%, respectively.
Net interest income was $16.1 million and $31.4 million for the three and six months ended June 30, 2025 compared to $14.2 million and $28.9 million for the three and six months ended June 30, 2024. Net interest margin, on a fully taxable equivalent ("FTE") basis, was 3.89% and 3.78% for the three and six months ended 2025, compared to 3.33% and 3.36% for the three and six months ended June 30, 2024. The change to net interest margin on a fully taxable equivalent basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections.
Non-interest income was $3.5 million and $7.0 million for the three and six months ended June 30, 2025, respectively, compared to $4.0 million and $7.0 million for the three and six months ended June 30, 2024, respectively. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Non-interest expense was $12.3 million and $24.8 million for the three and six months ended June 30, 2025, respectively, compared to $12.0 million and $24.6 million for the three and six months ended June 30, 2024, respectively. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents increased $49.3 million to $100.3 million as of June 30, 2025 compared to $51.0 million as of December 31, 2024 and increased $24.5 million compared to $75.8 million as of June 30, 2024. See the Liquidity Management section for further discussion.
Loans – Loans held for investment decreased $3.3 million to $1.46 billion as of June 30, 2025 compared to $1.47 billion as of December 31, 2024 and decreased $35.6 million compared to $1.50 billion as of June 30, 2024.

Asset quality – Non-performing assets totaled $5.2 million, or 0.35% of total loans, at June 30, 2025 compared to $4.2 million, or 0.29% of total loans, at December 31, 2024 and $8.1 million, or 0.54% of total loans, at June 30, 2024.
In the second quarter 2025, the Company had net loan charge-offs of $0.05 million, or 0.01%, of average loans, compared to net loan charge-offs $1.98 million, or 0.53% of average loans, in the prior year quarter.
The allowance for credit losses was $21.6 million, or 1.47%, of loans outstanding at June 30, 2025 compared to $22.0 million, or 1.50%, of loans outstanding at December 31, 2024, and $22.0 million, or 1.47% of loans outstanding at June 30, 2024. These changes are discussed in greater detail under the Lending and Credit Management section.
Deposits – Total deposits decreased $15.2 million to $1.52 billion as of June 30, 2025 compared to $1.53 billion as of December 31, 2024, and decreased $32.3 million compared to $1.55 billion as of June 30, 2024.
Federal Home Loan Bank ("FHLB") advances and other borrowings – Total FHLB advances and other borrowings increased $58.6 million to $140.1 million as of June 30, 2025, compared to $81.5 million as of December 31, 2024, and increased $41.0 million compared to $99.1 million as of June 30, 2024.
Capital – The Company maintains its “well capitalized” regulatory capital position. At June 30, 2025, capital ratios were as follows: total risk-based capital to risk-weighted assets 15.12%; tier 1 capital to risk-weighted assets 13.87%; tier 1 leverage 11.87%; and common equity to assets 8.35%.
Average Balance Sheet Data
Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest-earning assets and interest-bearing liabilities. The following table presents average balance sheet data, net interest income, average yields of earning assets, average costs of interest-bearing liabilities, net interest spread and net interest margin on a FTE basis for each of the three and six month periods ended June 30, 2025 and 2024, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$207,200	$3,502	6.78%	$221,899	$3,652	6.62%
Real estate construction - residential	25,177	526	8.38	45,303	864	7.67
Real estate construction - commercial	64,457	1,222	7.60	53,423	1,051	7.91
Real estate mortgage - residential	378,192	5,510	5.84	372,088	5,237	5.66
Real estate mortgage - commercial	765,516	10,702	5.61	801,011	10,536	5.29
Installment and other consumer	12,049	193	6.42	17,885	256	5.76
Total loans	$1,452,591	$21,655	5.98%	$1,511,609	$21,596	5.75%
Loans held for sale	178	3	6.76	2,786	36	5.20
Investment securities:
U.S. Treasury	5,023	53	4.23	498	7	5.65
U.S. government and federal agency obligations	13,244	139	4.21	13,073	140	4.31
Obligations of states and political subdivisions	96,830	887	3.67	101,646	757	3.00
Mortgage-backed securities	78,630	761	3.88	54,322	432	3.20
Other debt securities	27,947	419	6.01	12,628	183	5.83
Total investment securities	$221,674	$2,259	4.09%	$182,167	$1,519	3.35%
Other investment securities	4,029	85	8.46	6,106	150	9.88
Interest bearing deposits in other financial institutions	24,429	290	4.76	32,838	452	5.54
Total interest earning assets	$1,702,901	$24,292	5.72%	$1,735,506	$23,753	5.50%
All other assets	121,652			117,687
Allowance for credit losses	(21,847)			(23,635)
Total assets	$1,802,706			$1,829,558
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$275,295	$1,227	1.79%	$246,339	$1,276	2.08%
NOW accounts	191,222	650	1.36	196,667	650	1.33
Interest checking	137,043	1,288	3.77	119,545	1,361	4.58
Money market	205,005	921	1.80	222,410	1,206	2.18
Time deposits	302,763	2,422	3.21	346,615	3,075	3.57
Total interest bearing deposits	$1,111,328	$6,508	2.35%	$1,131,576	$7,568	2.69%
Federal funds purchased and securities sold under agreements to repurchase	73	1	5.49	—	—	—
Federal Home Loan Bank advances and other borrowings	59,177	404	2.74	104,832	831	3.19
Subordinated notes	49,486	856	6.94	49,486	985	8.01
Total borrowings	$108,736	$1,261	4.65%	$154,318	$1,816	4.73%
Total interest bearing liabilities	$1,220,064	$7,769	2.55%	$1,285,894	$9,384	2.94%
Demand deposits	416,296			397,180
Other liabilities	11,983			11,104
Total liabilities	$1,648,343			$1,694,178
Stockholders' equity	154,363			135,380
Total liabilities and stockholders' equity	$1,802,706			$1,829,558
Net interest income (FTE)		$16,523			$14,369
Net interest spread (FTE)			3.17%			2.57%
Net interest margin (FTE)			3.89%			3.33%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended June 30, 2025 and 2024. Such adjustments totaled $0.38 million and $0.20 million for the three months ended June 30, 2025 and 2024, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

	Six Months Ended June 30, 2025
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans: (2)
Commercial	$203,966	$6,672	6.60%	$221,010	$7,257	6.60%
Real estate construction - residential	29,317	1,146	7.88	51,624	1,988	7.74
Real estate construction - commercial	73,268	2,791	7.68	74,953	2,519	6.76
Real estate mortgage - residential	370,800	10,686	5.81	372,085	10,481	5.66
Real estate mortgage - commercial	768,940	21,223	5.57	779,558	20,601	5.31
Installment and other consumer	12,623	401	6.41	18,896	545	5.80
Total loans	$1,458,914	$42,919	5.93%	$1,518,126	$43,391	5.75%
Loans held for sale	130	5	7.76	2,463	66	5.39
Investment securities:
U.S. Treasury	4,984	105	4.25	988	26	5.29
U.S. government and federal agency obligations	13,228	281	4.28	15,892	362	4.58
Obligations of states and political subdivisions	99,342	1,671	3.39	103,634	1,510	2.93
Mortgage-backed securities	79,345	1,543	3.92	50,539	740	2.94
Other debt securities	25,091	721	5.79	12,289	359	5.87
Total investment securities	$221,990	$4,321	3.93%	$183,342	$2,997	3.29%
Other investment securities	4,422	205	9.35	6,268	287	9.21
Interest bearing deposits in other financial institutions	23,818	539	4.56	44,713	1,263	5.68
Total interest earning assets	$1,709,274	$47,989	5.66%	$1,754,912	$48,004	5.50%
All other assets	121,496			105,457
Allowance for credit losses	(22,034)			(23,743)
Total assets	$1,808,736			$1,836,626
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$273,648	$2,505	1.85%	$237,525	$2,301	1.95%
NOW accounts	197,537	1,407	1.44	201,848	1,407	1.40
Interest checking	141,637	2,667	3.80	131,958	2,986	4.55
Money market	206,561	1,856	1.81	228,299	2,429	2.14
Time deposits	301,580	4,886	3.27	341,323	5,910	3.48
Total interest bearing deposits	$1,120,963	$13,321	2.40%	$1,140,953	$15,033	2.65%
Federal funds purchased and securities sold under agreements to repurchase	51	1	3.95	—	—	—
Federal Home Loan Bank advances and other borrowings	67,304	903	2.71	107,960	1,680	3.13
Subordinated notes	49,486	1,708	6.96	49,486	1,975	8.03
Total borrowings	$116,841	$2,612	4.51%	$157,446	$3,655	4.67%
Total interest bearing liabilities	$1,237,804	$15,933	2.60%	$1,298,399	$18,688	2.89%
Demand deposits	404,945			390,876
Other liabilities	12,437			11,343
Total liabilities	$1,655,186			$1,700,618
Stockholders' equity	153,550			136,008
Total liabilities and stockholders' equity	$1,808,736			$1,836,626
Net interest income (FTE)		$32,056			$29,316
Net interest spread (FTE)			3.06%			2.61%
Net interest margin (FTE)			3.78%			3.36%
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the six months ended June 30, 2025 and 2024. Such adjustments totaled $0.62 million and $0.40 million for the six months ended June 30, 2025 and 2024, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Rate and Volume Analysis
The following table summarizes the changes in net interest income on a FTE basis, by major category of interest earning assets and interest-bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2025 compared to the three and six months ending ended June 30, 2024, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2025 vs. 2024			2025 vs. 2024
		Change due to			Change due to
(dollars in thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$(150)	$(248)	$98	$(585)	$(559)	$(26)
Real estate construction - residential	(338)	(416)	78	(842)	(874)	32
Real estate construction - commercial	171	211	(40)	272	(58)	330
Real estate mortgage - residential	273	87	186	205	(36)	241
Real estate mortgage - commercial	166	(480)	646	622	(284)	906
Installment and other consumer	(63)	(91)	28	(144)	(195)	51
Loans held for sale	(33)	(42)	9	(61)	(81)	20
Investment securities:
U.S. Treasury	46	48	(2)	79	85	(6)
U.S. government and federal agency obligations	(1)	2	(3)	(81)	(58)	(23)
Obligations of states and political subdivisions	130	(37)	167	161	(65)	226
Mortgage-backed securities	329	222	107	803	511	292
Other debt securities	236	231	5	362	369	(7)
Other investment securities	(65)	(46)	(19)	(82)	(86)	4
Interest bearing deposits in other financial institutions	(162)	(106)	(56)	(724)	(510)	(214)
Total interest income	$539	$(665)	$1,204	$(15)	$(1,841)	$1,826
Interest expense:
Savings	$(49)	$140	$(189)	$204	$337	$(133)
NOW accounts	0	(18)	18	0	(30)	30
Interest checking	(73)	184	(257)	(319)	209	(528)
Money market	(285)	(90)	(195)	(573)	(218)	(355)
Time deposits	(653)	(369)	(284)	(1,024)	(662)	(362)
FHLB advances and other borrowings	(427)	(325)	(102)	(777)	(570)	(207)
Subordinated notes	(129)	—	(129)	(267)	—	(267)
Total interest expense	$(1,615)	$(478)	$(1,137)	$(2,755)	$(934)	$(1,821)
Net interest income on a FTE basis	$2,154	$(187)	$2,341	$2,740	$(907)	$3,647
(1)Interest income and yields are presented on a FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three and six months ended June 30, 2025 and 2024, respectively. Such adjustments totaled $0.38 million and $0.62 million for the three and six months ended June 30, 2025, respectively, compared to $0.20 million and $0.40 million for the three and six months ended June 30, 2024, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the quarter ended June 30, 2025 compared to the quarter ended June 30, 2024, reflected an increase in net interest income on an FTE basis, of $2.2 million, or 15.0%, and financial results for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 reflected an increase in net interest income on an FTE basis, of $2.7 million, or 9.3%. Measured as a percentage of average earning assets, the net interest margin (expressed on an FTE basis) increased to 3.89% for the quarter ended June 30, 2025 compared to 3.33% for the quarter ended June 30, 2024, and increased to 3.78% for the six months ended June 30, 2025 compared to 3.36% for the six months ended June 30, 2024.
Average interest-earning assets decreased $32.6 million, or 1.9%, to $1.70 billion for the quarter ended June 30, 2025 compared to $1.74 billion for the quarter ended June 30, 2024, and average interest-bearing liabilities decreased $65.8 million, or 5.1%, to $1.22 billion for the quarter ended June 30, 2025 compared to $1.29 billion for the quarter ended June 30, 2024.
Average interest-earning assets decreased $45.6 million, or 2.6%, to $1.71 billion for the six months ended June 30, 2025 compared to $1.75 billion for the six months ended June 30, 2024, and average interest-bearing liabilities decreased $60.6 million, or 4.7%, to $1.24 billion for the six months ended June 30, 2025 compared to $1.30 billion for the six months ended June 30, 2024.
Total interest income (expressed on an FTE basis) was $24.3 million and $48.0 million for the three and six months ended June 30, 2025, respectively compared to $23.8 million and $48.0 million for the three and six months ended June 30, 2024, respectively. The Company’s rates earned on interest earning assets were 5.72% and 5.66% for the three and six months ended June 30, 2025, respectively, compared to 5.50% for both the three and six months ended June 30, 2024.
Interest income on loans held for investment was $21.7 million and $42.9 million for the three and six months ended June 30, 2025, respectively, compared to $21.6 million and $43.4 million for the three and six months ended June 30, 2024, respectively.
Average loans outstanding decreased $59.0 million, or 3.9%, to $1.45 billion for the quarter ended June 30, 2025 compared to $1.51 billion for the quarter ended June 30, 2024. The average yield on loans increased to 5.98% for the quarter ended June 30, 2025 compared to 5.75% for the quarter ended June 30, 2024.
Average loans outstanding decreased $59.2 million, or 3.9%, to $1.46 billion for the six months ended June 30, 2025 compared to $1.52 billion for the six months ended June 30, 2024. The average yield on loans increased to 5.93% for the six months ended June 30, 2025 compared to 5.75% for the six months ended June 30, 2024. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities was $2.3 million and $4.3 million for the three and six months ended June 30, 2025, respectively, compared to $1.5 million and $3.0 million for the three and six months ended June 30, 2024, respectively.
Average securities increased $39.5 million, or 21.7%, to $221.7 million for the quarter ended June 30, 2025 compared to $182.2 million for the quarter ended June 30, 2024. The average yield on securities increased to 4.09% for the quarter ended June 30, 2025 compared to 3.35% for the quarter ended June 30, 2024.
Average securities increased $38.6 million, or 21.1%, to $222.0 million for the six months ended June 30, 2025 compared to $183.3 million for the six months ended June 30, 2024. The average yield on securities increased to 3.93% for the six months ended June 30, 2025 compared to 3.29% for the six months ended June 30, 2024. See the Liquidity Management section for further discussion.
Total interest expense was $7.8 million and $15.9 million for the three and six months ended June 30, 2025, respectively, compared to $9.4 million and $18.7 million for the three and six months ended June 30, 2024, respectively. The Company’s rates paid on interest bearing liabilities were 2.55% and 2.60% for the three and six months ended June 30, 2025, respectively, compared to 2.94% and 2.89% for the three and six months ended June 30, 2024, respectively. See the Liquidity Management section for further discussion.
Interest expense on deposits was $6.5 million and $13.3 million for the three and six months ended June 30, 2025, respectively, compared to $7.6 million and $15.0 million for the three and six months ended June 30, 2024, respectively.

Average interest-bearing deposits decreased $20.2 million, or 1.8%, to $1.11 billion for the quarter ended June 30, 2025 compared to $1.13 billion for the quarter ended June 30, 2024. The average cost of deposits decreased to 2.35% for the quarter ended June 30, 2025 compared to 2.69% for the quarter ended June 30, 2024.
Average interest-bearing deposits decreased $20.0 million, or 1.8%, to $1.12 billion for the six months ended June 30, 2025 compared to $1.14 billion for the six months ended June 30, 2024. The average cost of deposits decreased to 2.40% for the six months ended June 30, 2025 compared to 2.65% for the six months ended June 30, 2024.
Interest expense on borrowings was $1.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively, compared to $1.8 million and $3.7 million for the three and six months ended June 30, 2024, respectively.
Average borrowings decreased $45.6 million, or 29.5%, to $108.7 million for the quarter ended June 30, 2025 compared to $154.3 million for the quarter ended June 30, 2024. The average cost of borrowings decreased to 4.65% for the quarter ended June 30, 2025 compared to 4.73% for the quarter ended June 30, 2024.
Average borrowings decreased $40.6 million, or 25.8%, to $116.8 million for the six months ended June 30, 2025 compared to $157.4 million for the six months ended June 30, 2024. The average cost of borrowings decreased to 4.51% for the six months ended June 30, 2025 compared to 4.67% for the six months ended June 30, 2024.
Non-interest Income
The following table shows the principal components of non-interest income.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service charges and other fees	$940	$777	$163	21.0%	$1,853	$1,594	$259	16.2%
Bank card income and fees	1,003	1,075	(72)	(6.7)%	1,929	2,048	(119)	(5.8)%
Earnings on bank-owned life insurance	509	505	4	0.8%	1,019	641	378	59.0%
Wealth management revenue	542	450	92	20.4%	1,016	830	186	22.4%
Gain on sales of mortgage loans, net	117	398	(281)	(70.6)%	242	675	(433)	(64.1)%
(Losses) gains on other real estate owned, net	(177)	454	(631)	(139.0)%	(156)	488	(644)	(132.0)%
Other	611	337	274	81.3%	1,105	739	366	49.5%
Total non-interest income	$3,545	$3,996	$(451)	(11.3)%	$7,008	$7,015	$(7)	(0.1)%
Non-interest income as a % of total revenue *	18.0%	22.0%			18.2%	19.5%
*Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income decreased $0.5 million, or 11.3%, to $3.5 million for the quarter ended June 30, 2025 compared to $4.0 million for the quarter ended June 30, 2024, and remained unchanged at $7.0 million for the six months ended June 30, 2025 and June 30, 2024. Compared to the prior year quarter, the decrease was primarily due to lower gains on sales of mortgage loans and lower net gains on sales of other real estate owned, offset by increases in earnings on bank-owned life insurance and an increase in service charges and other fees.
Earnings on bank-owned life insurance was $0.5 million for both quarters ended June 30, 2025 and June 30, 2024, and increased to $1.0 million for the six months ended June 30, 2025 compared to $0.6 million for the six months ended June 30, 2024. The Company purchased $35.0 million in bank-owned life insurance policies in the first quarter of 2024. The earnings generated from these polices are primarily derived from the investment returns on the cash value component.
Gain on sales of mortgage loans decreased to $0.1 million for the quarter ended June 30, 2025 compared to $0.4 million for the quarter ended June 30, 2024, and decreased to $0.2 million for the six months ended June 30, 2025 compared to $0.7 million for the six months ended June 30, 2024. The Company sold mortgage loans totaling $1.7 million and $2.9 million for the three and six months ended June 30, 2025, respectively, compared to $21.7 million and $38.0 million for the three and six months ended June 30, 2024, respectively.

Non-interest Expense
The following table shows the principal components of non-interest expense.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries	$5,415	$5,392	$23	0.4%	$10,780	$10,642	$138	1.3%
Employee benefits	1,288	1,332	(44)	(3.3)	2,835	2,812	23	0.8
Occupancy expense, net	947	708	239	33.8	1,883	1,521	362	23.8
Furniture and equipment expense	673	722	(49)	(6.8)	1,466	1,478	(12)	(0.8)
Processing, network and bank card expense	1,443	1,362	81	5.9	2,844	2,732	112	4.1
Legal, examination, and professional fees	428	512	(84)	(16.4)	921	1,335	(414)	(31.0)
Advertising and promotion	212	261	(49)	(18.8)	372	524	(152)	(29.0)
Postage, printing, and supplies	342	190	152	80.0	636	357	279	78.2
Other	1,521	1,555	(34)	(2.2)	3,031	3,208	(177)	(5.5)
Total non-interest expense	$12,269	$12,034	$235	2.0%	$24,768	$24,609	$159	0.6%
Efficiency ratio*	62.3%	66.2%			64.4%	68.5%
Number of full-time equivalent employees	250	278			250	278
*Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense increased $0.2 million, or 2.0%, to $12.3 million for the quarter ended June 30, 2025 compared to $12.0 million for the quarter ended June 30, 2024, and increased $0.2 million, or 0.6%, to $24.8 million for the six months ended June 30, 2025 compared to $24.6 million for the six months ended June 30, 2024.
Occupancy expense increased $0.2 million, or 33.8%, to $0.9 million for the quarter ended June 30, 2025 compared to $0.7 million for the quarter ended June 30, 2024, and increased $0.4 million, or 23.8%, to $1.9 million for the six months ended June 30, 2025 compared to $1.5 million for the six months ended June 30, 2024. The increase primarily resulted from the opening of two new branch locations and one new operations facility.
Legal, examination and professional fees decreased $0.1 million, or 16.4%, to $0.4 million for the quarter ended June 30, 2025 compared to $0.5 million for the quarter ended June 30, 2024, and decreased $0.4 million, or 31.0%, to $0.9 million for the six months ended June 30, 2025 compared to $1.3 million for the six months ended June 30, 2024. The decrease was primarily due to the costs from a settlement agreement from terminating a contract related to a digital account opening project in the prior year quarter.
Advertising and promotion decreased $0.05 million, or 18.8%, to $0.2 million for the quarter ended June 30, 2025 compared to $0.3 million for the quarter ended June 30, 2024, and decreased $0.2 million, or 29.0%, to $0.4 million for the six months ended June 30, 2025 compared to $0.5 million for the six months ended June 30, 2024. The Company is utilizing internal marketing resources whereas, in the prior year quarter, external resources were used.
Postage, printing and supplies increased $0.2 million, or 80.0%, to $0.3 million for the quarter ended June 30, 2025 compared to $0.2 million for the quarter ended June 30, 2024, and increased $0.3 million, or 78.2%, to $0.6 million for the six months ended June 30, 2025 compared to $0.4 million for the six months ended June 30, 2024. The increase was primarily a result of customer mailings related to an account consolidation project.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements was consistent at 18.3% for both the three and six months ended June 30, 2025, respectively, compared to 18.2% and 18.0% for the three and six months ended June 30, 2024, respectively. The effective tax rate for each of the three and six months ended June 30, 2025 and 2024 was lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.

Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 76.8% of total assets as of June 30, 2025 compared to 79.1% as of December 31, 2024.
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
Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated is as follows:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$212,266	14.5%	$202,329	13.8%
Real estate construction − residential	24,117	1.7	32,046	2.2
Real estate construction − commercial	66,441	4.5	80,435	4.5
Real estate mortgage − residential	381,037	26.1	361,735	25.2
Real estate mortgage − commercial	767,240	52.4	775,594	53.3
Installment and other consumer	11,797	0.8	14,021	1.0
Total loans held for investment	$1,462,898	100.0%	$1,466,160	100.0%
Commercial Real Estate Loans
Commercial real estate loans ("CRE") consist primarily of income-producing investment property loans. Additionally, CRE loans include 1-4 family property loans as well as land and development loans.
The following table shows the categories of the Company's non-owner occupied CRE loan portfolio at June 30, 2025 and December 31, 2024:

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Retail	$172,122	29.2%	$190,915	30.0%
Multi Family	168,173	28.5	168,629	26.5
Hotel & Food Service	62,058	10.5	70,816	11.2
Office Buildings	52,326	8.9	47,042	7.4
Other Construction	39,678	6.7	39,696	6.3
1-4 Family Construction	24,117	4.1	32,046	5.0
Other Real Estate	22,782	3.9	27,053	4.3
Industrial	21,187	3.6	18,446	2.9
Land Subdivision	10,066	1.7	10,844	1.7
Residential Building Construction	9,894	1.7	20,413	3.2
Commercial and Institutional Building Construction	6,802	1.2	9,481	1.5
Total Commercial Real Estate - Non Owner Occupied	$589,205	100.0%	$635,381	100.0%
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
General reserves are recorded for collectively analyzed loans using a consistent methodology. Two different models are used for calculating the general reserve. The Discounted Cash Flow model considers quantitative peer group historic loss experience, forecasts over the estimated life of the loan pools, industry data, and qualitative or environmental factors, such as: lending policies and procedures; economic conditions; the nature, volume and terms of the portfolio; lending staff and management; past due loans; the loan review system; collateral values; concentrations of credit; and external factors. The Remaining Life model applies a long-term average loss rate calculated using peer data that is adjusted for qualitative or environmental factors such as those previously noted. The model used depends on the loan portfolio segment. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. At June 30, 2025 and December 31, 2024, the ACL on loans included a qualitative adjustment of approximately $10.0 million and $11.2 million, respectively.

Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans:
Commercial, financial, and agricultural	$1,006	$923
Real estate construction − residential	—	454
Real estate construction − commercial	—	49
Real estate mortgage − residential	1,026	963
Real estate mortgage − commercial	208	138
Installment and other consumer	16	10
Total	$2,256	$2,537
Loans contractually past - due 90 days or more and still accruing:
Real estate mortgage − residential	$498	$207
Installment and other consumer	7	3
Total	$505	$210
Total non-performing loans (a)	2,761	2,747
Other real estate owned and repossessed assets	2,425	1,446
Total non-performing assets (b)	$5,186	$4,193

Loans held for investment	$1,462,898	$1,466,160
Allowance for credit losses on loans	$21,570	$22,044
Allowance for credit losses to loans	1.47%	1.50%
Non-accrual loans to total loans	0.15%	0.17%
Non-performing loans to loans (a)	0.19%	0.19%
Non-performing assets to loans (b)	0.35%	0.29%
Non-performing assets to assets (b)	0.28%	0.23%
Allowance for credit losses to non-accrual loans	956.12%	868.90%
Allowance for credit losses to non-performing loans	781.24%	802.48%
(a)Non-performing loans include loans 90 days past due and accruing and non-accrual loans.
(b)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $5.2 million, or 0.35% of total loans, at June 30, 2025 compared to $4.2 million, or 0.29% of total loans, at December 31, 2024.
Total non-accrual loans at June 30, 2025 decreased $0.3 million, or 11.1%, to $2.3 million compared to $2.5 million at December 31, 2024. There were $0.51 million in loans past due 90 days and still accruing interest at June 30, 2025 compared to $0.21 million at December 31, 2024. Other real estate and repossessed assets were $2.4 million and $1.4 million at June 30, 2025 and December 31, 2024, respectively. There were no non-accrual loans added to other real estate owned and repossessed assets during the six months ended June 30, 2025 and 2024.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
The following table is a summary of the allocation of the allowance for credit losses:

	June 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
Allocation of allowance for credit losses at end of period:
Commercial, financial, and agricultural	$2,144	14.5%	$1,560	13.8%
Real estate construction − residential	328	1.7	578	2.2
Real estate construction − commercial	1,484	4.5	2,221	4.5
Real estate mortgage − residential	4,917	26.1	5,310	25.2
Real estate mortgage − commercial	12,392	52.4	12,305	53.3
Installment and other consumer	112	0.8	138	1.0
Unallocated	193	—	(68)	—
Total	$21,570	100.0%	$22,044	100.0%
The allowance for credit losses was $21.6 million, or 1.47%, of loans outstanding at June 30, 2025 compared to $22.0 million, or 1.50%, of loans outstanding at December 31, 2024. The ratio of the allowance for credit losses to non-performing loans was 781.24% at June 30, 2025, compared to 802.48% at December 31, 2024.
(Release of) Provision for Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2025	2024	2025	2024
(Release of) provision for credit losses on loans	$(159)	$282	$(441)	$282
Provision for (release of) credit losses for off-balance sheet commitments	108	175	50	(55)
Total (release of) provision for credit losses	$(51)	$457	$(391)	$227
The Company recognized a release of provision for credit losses of $0.1 million and $0.4 million for the three and six months ended June 30, 2025, respectively, compared to $0.5 million and $0.2 million of provisions for credit losses for the three and six months ended June 30, 2024, respectively.

The following table summarizes credit loss experience for the periods indicated:

	Three Months Ended June 30,
	2025			2024
(dollars in thousands)	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans
Commercial, financial, and agricultural	$13	$207,200	0.01%	$(1,847)	$221,899	(0.83)%
Real estate construction − residential	—	25,177	—	—	45,303	—
Real estate construction − commercial	—	64,457	—	—	53,423	—
Real estate mortgage − residential	4	378,192	—	(18)	372,088	—
Real estate mortgage − commercial	(3)	765,516	—	(67)	801,011	(0.01)
Installment and other consumer	(65)	12,049	(0.54)	(45)	17,885	(0.25)
Total	$(51)	$1,452,591	—%	$(1,977)	$1,511,609	(0.13)%

	Six Months Ended June 30,
	2025			2024
(dollars in thousands)	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans	(Net Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans
Commercial, financial, and agricultural	$68	$203,966	0.03%	$(1,868)	$221,010	(0.85)%
Real estate construction − residential	—	29,317	—	—	51,624	—
Real estate construction − commercial	—	73,268	—	—	74,953	—
Real estate mortgage − residential	5	370,800	—	(18)	372,085	—
Real estate mortgage − commercial	22	768,940	—	(89)	779,558	(0.01)
Installment and other consumer	(128)	12,623	(1.01)	(71)	18,896	(0.38)
Total	$(33)	$1,458,914	—%	$(2,046)	$1,518,126	(0.13)%
Net Loan Recoveries (Charge-Offs)
The Company’s net charge-offs were $0.05 million and $0.03 million for the three and six months ended June 30, 2025, respectively, compared to $2.0 million net charge-offs for both the three and six months ended June 30, 2024.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, and PennyMac and various other secondary market investors. There were no loans held for sale at either June 30, 2025 or December 31, 2024.
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the six months ended June 30, 2025, the Company sold approximately $2.9 million of loans to investors compared to $38.0 million for the six months ended June 30, 2024.

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

(dollars in thousands)	June 30, 2025	December 31, 2024
Other interest-bearing deposits	$77,383	$27,326
Certificates of deposit in other banks	1,000	1,000
Available-for-sale investment securities	221,736	218,652
Total	$300,119	$246,978
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $221.7 million at June 30, 2025 and included an unrealized net loss of $29.6 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $2.2 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At June 30, 2025 and December 31, 2024, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $132.0 million and $136.3 million, respectively.
Total investment securities pledged for these purposes were as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Federal Reserve Bank borrowings	$7,705	$7,915
Other deposits	82,046	74,470
Total pledged, at fair value	$89,751	$82,385
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At June 30, 2025, such deposits totaled $1.4 billion and represented 94.0% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Non-interest bearing demand	$419,914	$385,022
Interest checking	309,427	381,877
Savings and money market	478,779	464,449
Other time deposits	218,698	201,438
Total	$1,426,818	$1,432,786
Estimated uninsured deposits totaled $352.9 million, including $91.2 million of certificates of deposit, at June 30, 2025, compared to $352.0 million, including $100.4 million of certificates of deposit, at December 31, 2024. The Company's brokered deposits were consistent at $0.01 million at June 30, 2025 and December 31, 2024.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, advances from the Federal Home Loan Bank (FHLB) and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2025, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $7.2 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2025. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at June 30, 2025.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of June 30, 2025, the Bank had $140.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at June 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	June 30, 2025	December 31, 2024
Federal Home Loan Bank advances	$140,000	$81,425
Other borrowings	100	100
Subordinated notes	49,486	49,486
Total	$189,586	$131,011
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
The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company:

	June 30, 2025				December 31, 2024
(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$396,082	$7,221	$35,000	$438,303	$407,678	$7,468	$35,000	$450,146
Letters of credit	(46,375)	—	—	(46,375)	(139,000)	—	—	(139,000)
Advances outstanding	(140,000)	—	—	(140,000)	(81,425)	—	—	(81,425)
Total available	$209,707	$7,221	$35,000	$251,928	$187,253	$7,468	$35,000	$229,721

At June 30, 2025, loans of $723.2 million were pledged to the FHLB as collateral for borrowings and letters of credit. At June 30, 2025, investments with a market value of $7.7 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through the additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines to meet future anticipated liquidity needs in both the short and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $100.3 million at June 30, 2025 compared to $51.0 million at December 31, 2024. The $49.3 million increase resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statement of cash flows for the six months ended June 30, 2025. Cash flow provided by operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided total cash of $11.5 million for the six months ended June 30, 2025.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $0.7 million during the six months ended June 30, 2025. The cash outflow primarily consisted of a $13.3 million in purchases of securities and a $2.5 million net decrease in FHLB stock, partially offset by $11.4 million proceeds from maturities and calls of available-for-sale securities and a $3.2 million net decrease in loans held for investment.
Financing activities provided total cash of $38.5 million during the six months ended June 30, 2025, resulting primarily from a $34.9 million increase in demand deposits, a $58.6 million net increase in FHLB advances, and an $8.0 million increase in time deposits, partially offset by a $58.1 million decrease in interest-bearing transaction accounts.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $388.0 million in unused loan commitments and standby letters of credit as of June 30, 2025. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $2.7 million and $2.4 million during the six months ended June 30, 2025 and 2024, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared $10.0 million in dividends to the Company during both the six months ended June 30, 2025 and 2024, respectively. At June 30, 2025 and December 31, 2024, the Company had cash and cash equivalents totaling $21.0 million and $15.3 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 79,777 common shares under its repurchase programs during the first six months of 2025 at an average cost of $27.62 per share totaling $2.2 million. As of June 30, 2025, $9.0 million remained available for share repurchases pursuant to the Company's current repurchase program.

On June 24, 2025, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on July 2, 2025. The shelf registration statement is intended to provide us with financial flexibility to raise capital from the offering of up to $150 million of any combination of common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts, purchase units, subscription rights and units in one or multiple offerings while the shelf registration statement is effective.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2025, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of June 30, 2025 and December 31, 2024. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III Capital Rules, at June 30, 2025 and December 31, 2024, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as the dates indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2025
Total Capital (to risk-weighted assets):
Company	$237,774	15.12%	$165,087	10.50%	$—	N.A%
Bank	221,178	14.18%	163,730	10.50%	155,933	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$218,107	13.87%	$133,642	8.50%	$—	N.A%
Bank	201,670	12.93%	132,543	8.50%	124,746	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$170,107	10.82%	$110,058	7.00%	$—	N.A%
Bank	201,670	12.93%	109,153	7.00%	101,356	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$218,107	11.87%	$73,524	4.00%	$—	N.A%
Bank	201,670	11.06%	72,929	4.00%	91,161	5.00%

December 31, 2024
Total Capital (to risk-weighted assets):
Company	$232,400	14.79%	$164,953	10.50%	$—	N.A%
Bank	219,410	14.10%	163,365	10.50%	155,586	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$212,780	13.54%	$133,533	8.50%	$—	N.A%
Bank	199,960	12.85%	132,248	8.50%	124,469	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$164,780	10.49%	$109,968	7.00%	$—	N.A%
Bank	199,960	12.85%	108,910	7.00%	101,131	6.50%
Tier 1 leverage ratio:
Company	$212,780	11.46%	$74,261	4.00%	$—	N.A%
Bank	199,960	10.83%	73,847	4.00%	92,309	5.00%

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

The principal objective of the Company’s asset and liability management function is to evaluate the interest rate risk within the balance sheet and pursue a controlled assumption of interest rate risk while maximizing earnings and preserving adequate levels of liquidity and capital. The asset and liability management function is under the guidance of the Asset Liability Committee from direction of the Board of Directors. The Asset Liability Committee meets quarterly to review the sensitivity of the Company’s assets and liabilities to interest rate changes and local and national market conditions. The Asset Liability Committee also reviews the liquidity, capital, deposit mix, loan mix, and investment positions of the Company.

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

Management analyzes the economic value of equity as a secondary measure of interest rate risk. This is a complementary measure to net interest income where the calculated value is the result of the market value of assets less the market value of liabilities. The economic value of equity is a longer-term view of interest rate risk because it measures the present value of the future cash flows. The impact of changes in interest rates on this calculation is analyzed for the risk to our future earnings and is used in conjunction with the analyses on net interest income.

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point increase and a 200 and 100 basis point decrease in interest rates on net interest income for the next 12 months based on the interest rate risk model at June 30, 2025 and December 31, 2024.

	% Change in projected net interest income
Hypothetical shift in interest rates	June 30,	December 31,
(bps)	2025	2024
200	(0.58)%	(2.75)%
100	(0.14)%	(1.27)%
(100)	(0.65)%	0.30%
(200)	(1.97)%	(0.38)%
The Company’s interest rate risk position is relatively neutral as of June 30, 2025. In an immediate and sustained shock, in up rate scenarios, interest bearing assets are projected to reprice moderately slower than interest bearing liabilities providing slightly less net interest income in a falling rate market. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

Many assumptions are used to calculate the impact of interest rate fluctuations. Actual results may be significantly different than these projections due to several factors, including the timing and frequency of rate changes, market conditions, and the shape of the yield curve. The computations of interest rate risk shown above do not include actions that management may undertake to manage the risks in response to anticipated changes in interest rates and actual results may also differ due to any actions taken in response to the changing rates.

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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended June 30, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of June 30, 2025. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended June 30, 2025:

Period	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 2025	29,830	$26.95	29,830	$2,654,142
May 2025	—	$—	—	$2,654,142
June 2025	34,091	$28.26	34,091	$9,036,745
Total	63,921	$27.65	63,921	$9,036,745

(1)    On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased by the Company from time to time, as well as the timing of any such repurchases. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 63,921 common shares under its repurchase programs during the second quarter of 2025 at an average cost of $27.65 per share totaling $1.8 million. As of June 30, 2025, $9.0 million remained available for share repurchases pursuant to the Company's current repurchase program.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended June 30, 2025 otherwise reportable under this Item 5.
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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

August 11, 2025	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Chris E. Hafner

August 11, 2025	Chris E. Hafner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)