Form 10-Q
period 2025-09-30
HAWTHORN BANCSHARES, INC.
filed 2025-11-07
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 6, 2025, the registrant had 6,897,646 shares of common stock, par value $1.00 per share, outstanding.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Table of Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands, except per share data)	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Cash and due from banks	$17,613	$23,668
Other interest bearing deposits	82,262	27,326
Cash and cash equivalents	99,875	50,994
Certificates of deposit in other banks	1,000	1,000
Available-for-sale debt securities, at fair value	216,705	218,652
Other investments	9,312	5,149
Loans held for investment	1,514,002	1,466,160
Allowance for credit losses	(21,904)	(22,044)
Net loans	1,492,098	1,444,116
Loans held for sale	1,432	—
Premises and equipment - net	30,031	31,166
Other real estate owned - net	2,425	1,446
Cash surrender value of bank-owned life insurance	40,058	38,912
Accrued interest receivable and other assets	39,169	33,750
Total assets	$1,932,105	$1,825,185
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$424,437	$385,022
Savings, interest checking and money market	788,059	846,339
Time deposits	313,421	301,821
Total deposits	1,525,917	1,533,182
Federal Home Loan Bank advances and other borrowings	177,086	81,525
Subordinated notes	49,486	49,486
Operating lease liabilities	2,787	1,678
Accrued interest payable and other liabilities	11,891	9,767
Total liabilities	1,767,167	1,675,638
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,554,893 shares	7,555	7,555
Surplus	76,916	76,857
Retained earnings	103,057	89,542
Accumulated other comprehensive loss, net of tax	(8,318)	(12,443)
Treasury stock; 648,925 and 566,268 shares, at cost, respectively	(14,272)	(11,964)
Total stockholders’ equity	164,938	149,547
Total liabilities and stockholders’ equity	$1,932,105	$1,825,185
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
INTEREST INCOME
Interest and fees on loans	$22,635	$21,715	$65,380	$64,979
Interest and fees on loans held for sale	10	13	15	80
Interest on investment securities:
Taxable	1,403	887	4,105	2,426
Nontaxable	585	594	1,758	1,782
Federal funds sold and Other interest-bearing deposits	256	469	795	1,732
Dividends on other investments	114	141	319	428
Total interest income	25,003	23,819	72,372	71,427
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	4,036	4,910	12,471	14,034
Time deposits	2,523	2,834	7,409	8,744
Total interest expense on deposits	6,559	7,744	19,880	22,778
Interest on federal funds purchased and securities sold under agreements to repurchase	1	—	2	1
Interest on Federal Home Loan Bank advances	718	759	1,621	2,438
Interest on subordinated notes	860	989	2,568	2,964
Total interest expense on borrowings	1,579	1,748	4,191	5,403
Total interest expense	8,138	9,492	24,071	28,181
Net interest income	16,865	14,327	48,301	43,246
Provision for (release of) credit losses on loans	375	593	(66)	875
Provision for (release of) credit losses on unfunded commitments	—	(93)	50	(149)
Total provision for (release of) credit losses on loans and unfunded commitments	375	500	(16)	726
Net interest income after provision for (release of) credit losses on loans and unfunded commitments	16,490	13,827	48,317	42,520
NON-INTEREST INCOME
Service charges and other fees	928	870	2,781	2,464
Bank card income and fees	1,000	1,037	2,929	3,084
Earnings on bank-owned life insurance	513	520	1,532	1,162
Wealth management revenue	651	422	1,667	1,251
Gain on sale of mortgage loans, net	78	111	320	786
Gains (losses) on other real estate owned, net	—	262	(156)	751
Other	546	561	1,651	1,300
Total non-interest income	3,716	3,783	10,724	10,798
Investment securities gains (losses), net	105	8	102	(7)
NON-INTEREST EXPENSE
Salaries and employee benefits	7,207	6,539	20,822	19,993
Occupancy expense, net	931	843	2,814	2,364
Furniture and equipment expense	683	787	2,149	2,266
Processing, network, and bank card expense	1,372	1,480	4,216	4,212
Legal, examination, and professional fees	470	378	1,391	1,713
Advertising and promotion	252	198	624	711
Postage, printing, and supplies	354	215	990	571
Other	1,552	1,554	4,583	4,773
Total non-interest expense	12,821	11,994	37,589	36,603
Income before income taxes	7,490	5,624	21,554	16,708
Income tax expense	1,358	1,050	3,938	3,049
Net income	$6,132	$4,574	$17,616	$13,659
Basic earnings per share	$0.89	$0.66	$2.54	$1.95
Diluted earnings per share	$0.88	$0.66	$2.53	$1.95
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Net income	$6,132	$4,574	$17,616	$13,659
Other comprehensive income, net of tax
Investment securities available-for-sale:
Change in unrealized gains on investment securities available-for-sale, net of tax	3,823	5,174	4,881	1,976
Defined benefit pension plans:
Amortization of net gains included in net periodic pension income, net of tax	(252)	(136)	(756)	(409)
Total other comprehensive income	3,571	5,038	4,125	1,567
Total comprehensive income	$9,703	$9,612	$21,741	$15,226
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended September 30, 2025 and 2024
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2025	$7,555	$76,812	$98,309	$(11,889)	$(13,964)	$156,823
Net income	—	—	6,132	—	—	6,132
Other comprehensive income	—	—	—	3,571	—	3,571
Share-based compensation expense	—	104	—	—	—	104
Purchase of treasury stock	—	—	—	—	(308)	(308)
Cash dividends declared, common stock ($0.20 per share)	—	—	(1,384)	—	—	(1,384)
Balance, September 30, 2025	$7,555	$76,916	$103,057	$(8,318)	$(14,272)	$164,938

Balance, June 30, 2024	$7,555	$76,808	$83,026	$(17,233)	$(11,915)	$138,241
Net income	—	—	4,574	—	—	4,574
Other comprehensive income	—	—	—	5,038	—	5,038
Share-based compensation expense	—	48	—	—	—	48
Purchase of treasury stock	—	—	—	—	(100)	(100)
Cash dividends declared, common stock ($0.19 per share)	—	—	(1,327)	—	—	(1,327)
Balance, September 30, 2024	$7,555	$76,856	$86,273	$(12,195)	$(12,015)	$146,474

	Nine Months Ended September 30, 2025 and 2024
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2024	$7,555	$76,857	$89,542	$(12,443)	$(11,964)	$149,547
Net income	—	—	17,616	—	—	17,616
Other comprehensive income	—	—	—	4,125	—	4,125
Share-based compensation expense	—	281	—	—	—	281
Purchase of treasury stock	—	—	—	—	(2,530)	(2,530)
Restricted share unit vesting and taxes paid related to net share settlement	—	(222)	—	—	222	—
Cash dividends declared, common stock ($0.59 per share)	—	—	(4,101)	—	—	(4,101)
Balance, September 30, 2025	$7,555	$76,916	$103,057	$(8,318)	$(14,272)	$164,938

Balance, December 31, 2023	$7,555	$76,818	$76,464	$(13,762)	$(10,990)	$136,085
Net income	—	—	13,659	—	—	13,659
Other comprehensive income	—	—	—	1,567	—	1,567
Share-based compensation expense	—	119	—	—	—	119
Purchase of treasury stock	—	—	—	—	(1,106)	(1,106)
Restricted share unit vesting and taxes paid related to net share settlement	—	(81)	—	—	81	—
Cash dividends declared, common stock ($0.55 per share)	—	—	(3,850)	—	—	(3,850)
Balance, September 30, 2024	$7,555	$76,856	$86,273	$(12,195)	$(12,015)	$146,474
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$17,616	$13,659
Adjustments to reconcile net income to net cash provided by operating activities:
(Release of) provision for credit losses on loans and unfunded commitments	(16)	726
Depreciation expense	1,681	1,413
Net amortization of investment securities, premiums, and discounts	301	618
Investment securities (gains) losses, net	(102)	7
Gain on sales and dispositions of premises and equipment	(61)	(69)
Gain on sales and dispositions of other real estate	(28)	(356)
Provision for (release of) valuation allowance for other real estate owned	184	(386)
Share-based compensation expense	281	119
Increase in cash surrender value - life insurance	(1,146)	(887)
(Increase) decrease in accrued interest receivable and other assets	(6,556)	4,053
Decrease in operating lease liabilities	(242)	(178)
Increase in accrued interest payable and other liabilities	1,299	1,369
Origination of mortgage loans held for sale	(6,223)	(40,640)
Proceeds from the sale of mortgage loans held for sale	5,111	44,995
Gain on sale of mortgage loans, net	(320)	(786)
Net cash provided by operating activities	11,779	23,657
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	—	(1,000)
Purchase of bank-owned life insurance	—	(35,000)
Net (increase) decrease in loans	(47,916)	66,224
Purchase of available-for-sale debt securities	(18,777)	(32,919)
Proceeds from maturities of available-for-sale debt securities	16,715	7,996
Proceeds from calls of available-for-sale debt securities	10,000	12,256
Purchases of FHLB stock	(48,830)	(792)
Proceeds from sales of FHLB stock	44,655	1,358
Purchases of premises and equipment	(1,946)	(2,072)
Proceeds from sales of premises and equipment	61	425
Proceeds from sales of other real estate and repossessed assets	1,418	3,282
Net cash (used in) provided by investing activities	(44,620)	19,758
Cash flows from financing activities:
Net increase (decrease) in demand deposits	39,415	(11,602)
Net decrease in interest bearing transaction accounts	(58,280)	(34,498)
Net increase (decrease) in time deposits	11,600	(21,240)
Repayment of FHLB advances and other borrowings	(35,014)	(21,000)
Proceeds from FHLB advances and other borrowings	575	10,525
Net increase (decrease) in short term FHLB borrowings	130,000	—
Purchase of treasury stock	(2,530)	(1,106)
Cash dividends paid - common stock	(4,044)	(3,720)
Net cash provided by (used in) financing activities	81,722	(82,641)
Net increase (decrease) in cash and cash equivalents	48,881	(39,226)
Cash and cash equivalents, beginning of period	50,994	93,450
Cash and cash equivalents, end of period	$99,875	$54,224
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Nine Months Ended September 30,
(In thousands)	2025	2024
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$24,152	$28,197
Income taxes	1,518	—
Non-cash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$—	$3,490
Right of use assets obtained in exchange for new operating lease liabilities	1,351	723
Dividends declared not paid - common stock	1,385	1,327
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

(1) Summary of Significant Accounting Policies
Hawthorn Bancshares, Inc. (the “Company”) through its subsidiary, Hawthorn Bank (the “Bank”), provides a broad range of banking services to individual and corporate customers located within the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. The Company is subject to competition from other financial and nonfinancial institutions that provide financial products and services. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.
The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
Recent Developments
One Big Beautiful Bill Act. On July 4, 2025, the One Big Beautiful Bill Act, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company is continuing to evaluate the impact of the new legislation, but does not currently expect it will have a material impact on its results of operations.
Shelf Registration. On June 24, 2025, the Company filed a universal shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on July 2, 2025. The shelf registration statement is intended to provide the Company with financial flexibility to raise capital from the offering of up to $150 million of any combination of common stock, preferred stock, debt securities, depositary shares, warrants, purchase contracts, purchase units, subscription rights and units in one or multiple offerings while the shelf registration statement is effective.
Recent Accounting Pronouncements
Impact of Recently Issued Accounting Standards But Not Yet Adopted
Income Taxes. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold. The ASU requires that all entities disclose on an annual basis (1) the amount of income taxes paid, disaggregated by federal, state and foreign taxes and (2) the amount of income taxes paid disaggregated by individual jurisdictions in which income taxes paid is equal or greater than 5 percent of total income taxes paid. The ASU also requires that all entities disclose (1) income (loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic or foreign and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state and foreign. The ASU addresses investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. This ASU is effective for public business entities for annual periods beginning after December 15, 2024. The Company does not expect adoption of the ASU to have a material effect on the Company's consolidated financial statements.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Income Statement. In November 2024, the FASB issued ASU No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU addresses investors requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements.
(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s loans held for investment portfolio at September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial, financial, and agricultural	$227,309	$202,329
Real estate construction − residential	35,869	32,046
Real estate construction − commercial	77,466	80,435
Real estate mortgage − residential	376,508	361,735
Real estate mortgage − commercial	786,498	775,594
Installment and other consumer	10,352	14,021
Total loans held for investment	$1,514,002	$1,466,160
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one economic sector. Accrued interest on loans totaled $6.8 million and $6.5 million at September 30, 2025 and December 31, 2024, respectively, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At September 30, 2025, loans of $742.0 million were pledged to the Federal Home Loan Bank (“FHLB”) as collateral for borrowings and letters of credit.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance-sheet credit exposures, including unfunded loan commitments, unless the associated obligation is unconditionally cancellable by the Company. This allowance is included in other liabilities on the consolidated balance sheets with associated expense recognized as a component of the provision for credit losses on the consolidated statements of income. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans, however, the liability for unfunded lending commitments incorporates an assumption for the portion of unfunded commitments that are expected to be funded. The allowance for credit losses on unfunded commitments totaled $1.0 million and $0.9 million at September 30, 2025 and December 31, 2024, respectively.
Sensitivity in the Allowance for Credit Loss Model
The allowance for credit losses is an estimate that requires significant judgment including projections of the macroeconomic environment. The forecasted macroeconomic environment continuously changes, which can cause fluctuations in estimated expected losses.
The following tables illustrate the changes in the allowance for credit losses on loans by portfolio segment:

	Three Months Ended September 30, 2025
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$2,144	$328	$1,484	$4,917	$12,392	$112	$193	$21,570
Charge-offs	5	—	—	1	4	104	—	114
Recoveries	30	—	—	14	—	29	—	73
Provision for (release of) credit losses	252	93	18	186	(261)	51	36	375
Balance at end of period	$2,421	$421	$1,502	$5,116	$12,127	$88	$229	$21,904

	Nine Months Ended September 30, 2025
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$1,560	$578	$2,221	$5,310	$12,305	$138	$(68)	$22,044
Charge-offs	39	—	—	15	40	303		397
Recoveries	132	—	—	33	58	100		323
Provision for (release of) credit losses	768	(157)	(719)	(212)	(196)	153	297	(66)
Balance at end of period	$2,421	$421	$1,502	$5,116	$12,127	$88	$229	$21,904

	Three Months Ended September 30, 2024
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$1,621	$598	$1,477	$5,213	$12,908	$163	$—	$21,980
Charge-offs	270	—	—	—	343	66	—	679
Recoveries	16	—	—	7	—	20	—	43
Provision for (release of) credit losses	263	(12)	347	62	69	29	(165)	593
Balance at end of period	$1,630	$586	$1,824	$5,282	$12,634	$146	$(165)	$21,937

	Nine Months Ended September 30, 2024
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$3,208	$1,043	$3,273	$5,264	$10,537	$232	$187	$23,744
Charge-offs	2,158	—	—	23	433	196	—	2,810
Recoveries	36	—	—	12	—	80	—	128
Provision for (release of) credit losses	544	(457)	(1,449)	29	2,530	30	(352)	875
Balance at end of period	$1,630	$586	$1,824	$5,282	$12,634	$146	$(165)	$21,937

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Collateral-Dependent loans
Collateral-dependent loans are loans for which the repayment is expected to be provided substantially through the operation or sale of the collateral and the borrower is experiencing financial difficulty. Under the CECL methodology, for collateral-dependent loans, the Company has adopted the practical expedient to measure the allowance on the fair value of collateral.
The allowance is calculated on an individual loan basis based on the shortfall between the fair value of the loan’s collateral, which is adjusted for liquidation costs/discounts, and the loan’s amortized cost. If the fair value of the collateral exceeds the loan’s amortized cost, no allowance is necessary. The Company’s policy is to obtain current appraisals on any significant pieces of collateral. Higher discounts are applied in determining fair value for real estate collateral in industries that are undergoing significant stress, or for properties that are specialized use or have limited marketability.
There have been no significant changes to the types of collateral securing the Company's collateral dependent loans since December 31, 2024.

The amortized cost of collateral-dependent loans by class as of September 30, 2025 and December 31, 2024 was as follows:

	Collateral Type
(dollars in thousands)	Real Estate	Other	Allowance Allocated
September 30, 2025
Commercial, financial, and agricultural	$—	$1,812	$587
Real estate mortgage − residential	453	—	52
Real estate mortgage − commercial	65	—	—
Total	$518	$1,812	$639

December 31, 2024
Commercial, financial, and agricultural	$—	$766	$125
Real estate construction − residential	454	—	194
Real estate mortgage − commercial	65	—	—
Total	$519	$766	$319
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
•Special Mention - loans that have negative financial trends, or other weaknesses that if left uncorrected, could threaten the borrower’s capacity to meet its debt obligations. This is a transitional grade that is closely monitored by management for improvement or deterioration.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at September 30, 2025:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
Commercial, Financial, & Agricultural
Pass	$57,395	$12,359	$10,401	$18,982	$20,744	$26,051	$66,795	$1,585	$214,312
Watch	763	190	103	8	—	147	1,174	—	2,385
Special Mention	524	—	3,119	327	—	274	—	—	4,244
Substandard	—	775	87	3,388	541	37	1,137	403	6,368
Total	$58,682	$13,324	$13,710	$22,705	$21,285	$26,509	$69,106	$1,988	$227,309
Gross YTD charge-offs	$—	$9	$—	$—	$—	$30	$—	$—	$39
Real Estate Construction - Residential
Pass	$24,385	$6,498	$4,898	$—	$—	$—	$—	$—	$35,781
Watch	—	—	88	—	—	—	—	—	88
Total	$24,385	$6,498	$4,986	$—	$—	$—	$—	$—	$35,869
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Construction - Commercial
Pass	$32,668	$18,748	$7,598	$3,303	$2,809	$670	$4,347	$1,085	$71,228
Watch	1,345	29	—	4,795	—	40	—	—	6,209
Substandard	—	—	29	—	—	—	—	—	29
Total	$34,013	$18,777	$7,627	$8,098	$2,809	$710	$4,347	$1,085	$77,466
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Mortgage - Residential
Pass	$49,788	$21,891	$41,120	$102,765	$43,781	$51,276	$46,092	$1,434	$358,147
Watch	10,292	1,422	—	491	375	557	31	158	13,326
Substandard	3,463	—	200	960	—	190	222	—	5,035
Total	$63,543	$23,313	$41,320	$104,216	$44,156	$52,023	$46,345	$1,592	$376,508
Gross YTD charge-offs	$—	$—	$—	$—	$—	$15	$—	$—	$15
Real Estate Mortgage - Commercial
Pass	$159,146	$46,446	$103,151	$173,318	$159,646	$85,911	$16,975	$415	$745,008
Watch	3,209	637	452	4,023	337	629	—	—	9,287
Special Mention	—	20,283	—	4,997	—	—	—	—	25,280
Substandard	1,316	465	65	4,166	—	767	144	—	6,923
Total	$163,671	$67,831	$103,668	$186,504	$159,983	$87,307	$17,119	$415	$786,498
Gross YTD charge-offs	$—	$—	$12	$—	$—	$28	$—	$—	$40
Installment and other Consumer
Pass	$2,176	$1,355	$2,117	$2,038	$544	$2,035	$68	$—	$10,333
Substandard	—	5	9	—	—	5	—	—	19
Total	$2,176	$1,360	$2,126	$2,038	$544	$2,040	$68	$—	$10,352
Gross YTD charge-offs	$—	$—	$33	$2	$—	$268	$—	$—	$303
Total Portfolio
Pass	$325,558	$107,297	$169,285	$300,406	$227,524	$165,943	$134,277	$4,519	$1,434,809
Watch	15,609	2,278	643	9,317	712	1,373	1,205	158	31,295
Special Mention	524	20,283	3,119	5,324	—	274	—	—	29,524
Substandard	4,779	1,245	390	8,514	541	999	1,503	403	18,374
Total	$346,470	$131,103	$173,437	$323,561	$228,777	$168,589	$136,985	$5,080	$1,514,002

Total Gross YTD charge-offs	$—	$9	$45	$2	$—	$341	$—	$—	$397

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at December 31, 2024:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(dollars in thousands)	2024	2023	2022	2021	2020	Prior			Total
Commercial, Financial, & Agricultural
Pass	$22,726	$21,302	$30,025	$25,338	$26,557	$3,932	$62,205	$1,531	$193,616
Watch	—	120	1,473	—	—	262	504	—	2,359
Special Mention	—	—	—	—	309	—	741	—	1,050
Substandard	286	87	3,428	628	37	—	356	403	5,225
Doubtful	—	—	—	—	—	—	79	—	79
Total	$23,012	$21,509	$34,926	$25,966	$26,903	$4,194	$63,885	$1,934	$202,329
Gross YTD charge-offs	$—	$230	$—	$104	$2	$106	$1,796	$—	$2,238
Real Estate Construction - Residential
Pass	$16,368	$13,808	$601	$617	$165	$—	$—	$33	$31,592
Substandard	454	—	—	—	—	—	—	—	454
Total	$16,822	$13,808	$601	$617	$165	$—	$—	$33	$32,046
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Construction - Commercial
Pass	$49,742	$7,057	$10,424	$3,828	$622	$564	$7,072	$—	$79,309
Watch	911	124	13	—	—	—	—	—	1,048
Substandard	—	29	—	—	—	49	—	—	78
Total	$50,653	$7,210	$10,437	$3,828	$622	$613	$7,072	$—	$80,435
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Mortgage - Residential
Pass	$30,005	$46,795	$115,928	$49,519	$42,036	$23,440	$44,148	$1,543	$353,414
Watch	5,702	—	40	391	423	675	30	—	7,261
Substandard	—	—	426	89	—	376	169	—	1,060
Total	$35,707	$46,795	$116,394	$49,999	$42,459	$24,491	$44,347	$1,543	$361,735
Gross YTD charge-offs	$—	$—	$—	$—	$—	$14	$37	$—	$51
Real Estate Mortgage - Commercial
Pass	$56,648	$117,853	$212,698	$203,591	$69,342	$57,352	$14,815	$137	$732,436
Watch	2,298	51	4,763	1,961	—	184	—	581	9,838
Special Mention	27,271	—	5,679	—	—	—	—	—	32,950
Substandard	64	75	231	—	—	—	—	—	370
Total	$86,281	$117,979	$223,371	$205,552	$69,342	$57,536	$14,815	$718	$775,594
Gross YTD charge-offs	$—	$340	$—	$65	$—	$32	$—	$—	$437
Installment and other Consumer
Pass	$2,188	$3,636	$3,591	$1,165	$554	$2,805	$72	$—	$14,011
Substandard	—	—	—	—	—	10	—	—	10
Total	$2,188	$3,636	$3,591	$1,165	$554	$2,815	$72	$—	$14,021
Gross YTD charge-offs	$10	$11	$9	$3	$1	$230	$1	$—	$265
Total Portfolio
Pass	$177,677	$210,451	$373,267	$284,058	$139,276	$88,093	$128,312	$3,244	$1,404,378
Watch	8,911	295	6,289	2,352	423	1,121	534	581	20,506
Special Mention	27,271	—	5,679	—	309	—	741	—	34,000
Substandard	804	191	4,085	717	37	435	525	403	7,197
Doubtful	—	—	—	—	—	—	79	—	79
Total	$214,663	$210,937	$389,320	$287,127	$140,045	$89,649	$130,191	$4,228	$1,466,160

Total Gross YTD charge-offs	$10	$581	$9	$172	$3	$382	$1,834	$—	$2,991

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
The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual	90 Days Past Due And Still Accruing	Total Non-performing Loans
September 30, 2025
Commercial, Financial, and Agricultural	$—	$2,004	$2,004	$500	$2,504
Real estate mortgage − residential	—	1,508	1,508	352	1,860
Real estate mortgage − commercial	—	525	525	—	525
Installment and Other Consumer	—	19	19	3	22
Total	$—	$4,056	$4,056	$855	$4,911

December 31, 2024
Commercial, Financial, and Agricultural	$—	$923	$923	$—	$923
Real estate construction − residential	—	454	454	—	454
Real estate construction − commercial	—	49	49	—	49
Real estate mortgage − residential	—	963	963	207	1,170
Real estate mortgage − commercial	—	138	138	—	138
Installment and Other Consumer	—	10	10	3	13
Total	$—	$2,537	$2,537	$210	$2,747
No material amount of interest income was recognized on non-accrual loans during the three and nine months ended September 30, 2025 and 2024.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2025 and December 31, 2024.

(dollars in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
September 30, 2025
Commercial, Financial, and Agricultural	$224,567	$238	$500	$2,004	$227,309
Real estate construction − residential	35,869	—	—	—	35,869
Real estate construction − commercial	77,466	—	—	—	77,466
Real estate mortgage − residential	370,442	4,206	352	1,508	376,508
Real estate mortgage − commercial	785,781	192	—	525	786,498
Installment and Other Consumer	10,229	101	3	19	10,352
Total	$1,504,354	$4,737	$855	$4,056	$1,514,002

December 31, 2024
Commercial, Financial, and Agricultural	$201,201	$205	$—	$923	$202,329
Real estate construction − residential	31,592	—	—	454	32,046
Real estate construction − commercial	80,386	—	—	49	80,435
Real estate mortgage − residential	358,393	2,172	207	963	361,735
Real estate mortgage − commercial	773,918	1,538	—	138	775,594
Installment and Other Consumer	13,900	108	3	10	14,021
Total	$1,459,390	$4,023	$210	$2,537	$1,466,160
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

For each of the three and nine months ended September 30, 2025 and 2024, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. Loans held for sale totaled $1.4 million at September 30, 2025. There were no loans held for sale at December 31, 2024.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans
The following table provides details of the Company’s other real estate and other assets acquired in the settlement of loans as of September 30, 2025 and December 31, 2024.

(dollars in thousands)	September 30, 2025	December 31, 2024
Commercial	$2,552	$—
Real estate construction - commercial	—	2,549
Real estate mortgage - residential	—	42
Real estate mortgage - commercial	98	858
Total	$2,650	$3,449
Less valuation allowance for other real estate owned	(225)	(2,003)
Total other real estate owned and repossessed assets	$2,425	$1,446
At September 30, 2025, there were $0.6 million consumer mortgage loans secured by residential real estate properties in the process of foreclosure compared to $0.3 million at December 31, 2024.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$225	$1,744	$2,003	$5,950
Provision for (release of) provision for valuation allowance for other real estate owned	—	—	184	(386)
Charge-offs	—	—	(1,962)	(3,820)
Balance at end of period	$225	$1,744	$225	$1,744

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2025 and December 31, 2024 were as follows:

		Gross Unrealized
(dollars in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
September 30, 2025
U.S. Treasury	$4,946	$111	$—	$5,057
U.S. government-sponsored enterprises	11,174	39	(130)	11,083
Obligations of states and political subdivisions	121,744	5	(20,465)	101,284
Mortgage-backed securities
Residential	63,184	652	(2,514)	61,322
Commercial	15,454	13	(2,069)	13,398
Other debt securities (1)	23,444	257	(419)	23,282
Bank issued trust preferred securities (1)	1,486	—	(207)	1,279
Total available-for-sale securities	$241,432	$1,077	$(25,804)	$216,705

December 31, 2024
U.S. Treasury	$4,937	$—	$(22)	$4,915
U.S. government and federal agency obligations	408	—	(7)	401
U.S. government-sponsored enterprises	13,020	11	(227)	12,804
Obligations of states and political subdivisions	125,559	7	(23,080)	102,486
Mortgage-backed securities
Residential	68,346	59	(4,034)	64,371
Commercial	16,383	—	(2,644)	13,739
Other debt securities (1)	19,419	49	(781)	18,687
Bank issued trust preferred securities (1)	1,486	—	(237)	1,249
Total available-for-sale securities	$249,558	$126	$(31,032)	$218,652
(1)Certain hybrid instruments possessing characteristics typically associated with debt obligations.

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
Debt securities with carrying values aggregating approximately $92.7 million and $82.4 million at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no proceeds from sales of available-for-sale securities for each of the three and nine months ended September 30, 2025 and 2024. All gains and losses recognized on equity securities during each of the three and nine months ended September 30, 2025 and 2024 were unrealized. During the three and nine months ended September 30, 2025, the Company recorded net investment securities gains of approximately $114,000 from called securities.
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2025, by contractual maturity are shown below. Accrued interest on investments totaled $1.4 million and $1.6 million at September 30, 2025

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
and December 31, 2024, respectively, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	September 30, 2025
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,090	$1,093
Due after one year through five years	24,598	24,441
Due after five years through ten years	37,999	35,892
Due after ten years	99,107	80,559
Total	162,794	141,985
Mortgage-backed securities	78,638	74,720
Total available-for-sale securities	$241,432	$216,705
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values and are shown in the table below. Investments in FHLB stock and Midwest Independent BankersBank (“MIB”) stock that do not have readily determinable fair values are required for membership in those organizations.

(dollars in thousands)	September 30, 2025	December 31, 2024
FHLB stock	$9,099	$4,924
MIB stock	151	151
Equity securities with readily determinable fair values	62	74
Total other investment securities	$9,312	$5,149

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2025 and December 31, 2024 were as follows:

	Less than 12 months		12 months or more
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
September 30, 2025
U.S. government-sponsored enterprises	$—	$—	$1,870	$(130)	$1,870	$(130)
Obligations of states and political subdivisions	1,792	(18)	98,111	(20,447)	99,903	(20,465)
Mortgage-backed securities
Residential	—	—	21,319	(2,514)	21,319	(2,514)
Commercial	2,177	(10)	9,885	(2,059)	12,062	(2,069)
Other debt securities	3,663	(72)	4,478	(347)	8,141	(419)
Bank issued trust preferred securities	—	—	1,279	(207)	1,279	(207)
Total	$7,632	$(100)	$136,942	$(25,704)	$144,574	$(25,804)

December 31, 2024
U.S. Treasury	$4,915	$(22)	$—	$—	$4,915	$(22)
U.S. government and federal agency obligations	—	—	401	(7)	401	(7)
U.S. government-sponsored enterprises	996	(5)	1,778	(222)	2,774	(227)
Obligations of states and political subdivisions	2,791	(163)	98,442	(22,917)	101,233	(23,080)
Mortgage-backed securities
Residential	34,179	(435)	23,453	(3,599)	57,632	(4,034)
Commercial	3,580	(128)	10,159	(2,516)	13,739	(2,644)
Other debt securities	4,900	(58)	9,101	(723)	14,001	(781)
Bank issued trust preferred securities	—	—	1,249	(237)	1,249	(237)
Total	$51,361	$(811)	$144,583	$(30,221)	$195,944	$(31,032)
The total available-for-sale portfolio consisted of approximately 387 securities at September 30, 2025. The portfolio included 343 securities having an aggregate fair value of $144.6 million that were in a loss position at September 30, 2025. The $25.8 million aggregate unrealized loss included in accumulated other comprehensive loss at September 30, 2025 was caused by interest rate fluctuations.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
provisions which mitigate the impact of non-performance risk, changes in the fair value subsequent to initial recognition have a minimal effect on earnings. These derivative contracts do not qualify for hedge accounting.
The following table reflects the estimated fair value of derivative instruments not designated as hedging instruments included in other assets and other liabilities on the consolidated balance sheets along with their respective notional amounts on a gross basis.

	As of September 30, 2025			As of December 31, 2024
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Interest Rate Products	$16,542	$354	$390	$16,542	$66	$89
Total derivatives not designated as hedging instruments		$354	$390		$66	$89
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for each of the three and nine months ended September 30, 2025 and 2024. The Company did not recognize other income related to client swaps in any of the three and nine months ended September 30, 2025 and 2024.

		Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	2025	2024	2025	2024
Interest Rate Products (1)	Other non-interest income	$6	$—	$(13)	$—
Total		$6	$—	$(13)	$—
(1)Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision to the effect that, if the Company (either) defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
Collateral Requirements
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well capitalized or adequately capitalized institution, then the Company could be required to post additional collateral.

Certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of September 30, 2025, the Company had recorded the obligation to collect cash collateral of $0.04 million.
As of September 30, 2025, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.04 million. As of September 30, 2025, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at September 30, 2025, it could have been required to settle its obligations under the agreements at their termination value of $0.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(6) Deposits
The table below presents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 and brokered deposits for the periods indicated.

(dollars in thousands)	September 30, 2025	December 31, 2024
Time deposits with balances > $250,000	$89,907	$100,383
Brokered deposits	10	13

(7) Leases
The Company's leases primarily consist of office space and bank branches with remaining lease terms of generally 1 to 10 years. As of September 30, 2025, operating right of use (“ROU”) assets and liabilities were $2.6 million and $2.8 million, respectively. As of September 30, 2025, the weighted-average remaining lease term on these operating leases was approximately 5.6 years and the weighted-average discount rate used to measure the lease liabilities was approximately 4.4%.
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
Operating lease cost, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in net occupancy expense in the consolidated statements of income. The operating lease cost was $0.2 million and $0.5 million for the three and nine months ended September 30, 2025, respectively, compared to $0.1 million and $0.2 million for the three and nine months ended September 30, 2024, respectively.
The table below summarizes the maturity of remaining operating lease liabilities at September 30, 2025:

Lease payments due in:	Operating Lease
(dollars in thousands)
2025 remaining	$134
2026	550
2027	621
2028	630
2029	420
Thereafter	803
Total lease payments	3,158
Less imputed interest	(371)
Total lease liabilities, as reported	$2,787
(8) Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2025 and 2024:

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Nine Months Ended September 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(24,416)	$11,973	$(12,443)
Other comprehensive income (loss), before reclassifications	6,179	(957)	5,222
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive income (loss), before tax	6,179	(957)	5,222
Income tax (expense) benefit	(1,298)	201	(1,097)
Current period other comprehensive income (loss), net of tax	4,881	(756)	4,125
Balance at end of period	$(19,535)	$11,217	$(8,318)

	Nine Months Ended September 30, 2024
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(21,461)	$7,699	$(13,762)
Other comprehensive income (loss), before reclassifications	2,501	(518)	1,983
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—
Current period other comprehensive income (loss), before tax	2,501	(518)	1,983
Income tax benefit	(525)	109	(416)
Current period other comprehensive income (loss), net of tax	1,976	(409)	1,567
Balance at end of period	$(19,485)	$7,290	$(12,195)
(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net, in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension income.
Repurchase Program
On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 90,466 common shares under its repurchase programs during the first nine months of 2025 at an average cost of $27.72 per share totaling $2.5 million. As of September 30, 2025, $8.7 million remained available for share repurchases pursuant to the Company's current repurchase program.

(9) Share-Based Compensation
Equity-Based Compensation Plan
At the 2023 Annual Meeting of Shareholders, the Company's shareholders approved the Hawthorn Bancshares, Inc. Equity Incentive Plan (the “Equity Plan”), which was previously approved by the Company's Board of Directors. The purpose of the Equity Plan is to allow eligible participants of the Company and its subsidiaries to acquire or increase a proprietary and vested interest in the growth and performance of the Company. The Equity Plan is designed to assist the Company with attracting and retaining selected service providers by providing them with the opportunity to participate in the success and profitability of the Company. The terms of the Equity Plan provide for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, other equity-based awards and cash awards. Subject to certain adjustments, the maximum number of shares of the Company's common stock that may be delivered pursuant to awards under the Equity Plan is 203,000 shares. Eligible participants under the Equity Plan include all employees, non-employee

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
directors and consultants of the Company or its subsidiaries. The Equity Plan is currently administered by the Compensation Committee of the Board of Directors
The Compensation Committee adopted a form of restricted stock unit award agreement (service-based vesting). The Company issues restricted share units (“RSUs”) to provide additional incentives to key officers, employees, and non-employee directors. Awards are granted as determined by the Compensation Committee. The service-based RSUs vest, and shares of common stock are issued, in equal installments on the first, second, and third anniversaries of the date of grant.
The following table summarizes the status of the Company's RSUs for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025		2024
	Quantity	Weighted-Average Grant Date Fair Value Per share	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at beginning of period	35,336	$22.84	18,277	$20.63
Granted	11,174	29.18	11,151	20.18
Vested	7,809	19.21	4,092	19.80
Forfeited	—	—	—	—
Non-vested at end of period	38,701	$25.40	25,336	$20.20
The fair value of the RSUs units is determined using the Company’s stock price on the date of grant. Total share-based compensation expense recognized for these RSUs was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively, compared to $0.05 million and $0.1 million for the three and nine months ended September 30, 2024, respectively. Forfeitures will be recognized as they occur.
At September 30, 2025, there was $0.7 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.0 years.
(10) Retirement Plans
Profit-sharing Plan
The Company's profit-sharing plan includes a matching 401(k) portion, in which the Company matches the first 3% of eligible employee contributions. The Company made annual contributions for the discretionary portion in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown. In addition, employees were able to make additional tax-deferred contributions. Total expense recorded for the Company match was $0.1 million and $0.4 million in each of the three and nine months ended September 30, 2025 and September 30, 2024, respectively. The employer discretionary profit-sharing contribution made to the 401(k) plan was $0.8 million and $0.6 million for plan years 2024 and 2023, respectively.
Other Plans
On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (“SERP”), effective as of January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.
The accrued liability relating to the SERP was $1.7 million as of September 30, 2025, and the expense for the three and nine months ended September 30, 2025 was $0.02 million and $0.06 million, respectively, compared to $0.02 million and $0.07 million for the three and nine months ended September 30, 2024, respectively, and is recognized over the required service period.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Pension
The Company maintains a noncontributory defined benefit pension plan for all full-time and eligible employees hired before September 30, 2017. Beginning January 1, 2018, and for all retrospective periods presented, the Company adopted the guidance under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the guidance, only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest expense. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year.
Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan.
Components of Net Pension Cost (Income) and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension (income) for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Service cost - benefits earned during the year	$174	$236	$521	$710
Interest costs on projected benefit obligations (1)	388	370	1,164	1,108
Expected return on plan assets (1)	(585)	(590)	(1,755)	(1,769)
Expected administrative expenses	36	28	109	82
Amortization of unrecognized net gain (1)	(319)	(173)	(957)	(518)
Net periodic pension income	$(306)	$(129)	$(919)	$(387)
(1)The components of net periodic pension (income) other than the service cost and expected administrative expenses are included in other non-interest income.
Net periodic pension benefit (income) include interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial (gains) losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive (loss) income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active participants in the pension plan. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits. Currently, there is no prior service cost or net transition (asset)/obligation to be amortized.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(11) Earnings per Share
Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the period.
Presented below is a summary of the components used to calculate basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net income available to shareholders	$6,132	$4,574	$17,616	$13,659

Basic weighted-average shares outstanding	6,908	6,987	6,942	7,005
Effect of dilutive equity-based awards	14	—	13	—
Diluted weighted-average shares outstanding	6,922	6,987	6,955	7,005

Basic earnings per share	$0.89	$0.66	$2.54	$1.95
Diluted earnings per share	$0.88	$0.66	$2.53	$1.95
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
Depending on the nature of the asset or liability, the Company uses various valuation methodologies and assumptions to estimate fair value. The measurement of fair value under U.S. GAAP uses a hierarchy intended to maximize the use of observable inputs and minimize the use of unobservable inputs. This hierarchy uses three levels of inputs to measure the fair value of assets and liabilities as follows:
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
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock and MIB stock, which do not have readily determinable fair values, are required for membership in those organizations. Equity securities that are not actively traded are classified in Level 2.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024 aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Assets:
U.S. Treasury	$5,057	$5,057	$—	$—
U.S. government and federal agency obligations	—	—	—	—
U.S. government-sponsored enterprises	11,083	—	11,083	—
Obligations of states and political subdivisions	101,284	—	101,284	—
Mortgage-backed securities
Residential	61,322	—	61,322	—
Commercial	13,398	—	13,398	—
Other debt securities	23,282	—	23,282	—
Bank-issued trust preferred securities	1,279	—	1,279	—
Equity securities	62	62	—	—
Derivative instruments, interest rate swaps	354		354
Total	$218,553	$5,119	$213,434	$—
Liabilities:
Derivative instruments, interest rate swaps	$390	$—	$390	$—
Total	$390	$—	$390	$—

December 31, 2024
Assets:
U.S. Treasury	$4,915	$4,915	$—	$—
U.S. government and federal agency obligations	401	—	401	—
U.S. government-sponsored enterprises	12,804	—	12,804	—
Obligations of states and political subdivisions	102,486	—	102,486	—
Mortgage-backed securities
Residential	64,371	—	64,371	—
Commercial	13,739	—	13,739
Other debt securities	18,687	—	18,687	—
Bank-issued trust preferred securities	1,249	—	1,249	—
Equity securities	74	74	—	—
Derivative instruments, interest rate swaps	66	—	66	—
Total	$218,792	$4,989	$213,803	$—
Liabilities:
Derivative instruments, interest rate swaps	$89	$—	$89	$—
Total	$89	$—	$89	$—

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The changes in Level 3 assets and liabilities measured at fair value on a recurring basis are summarized as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage Servicing Rights		Interest Rate Lock Commitments
	Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Balance at beginning of period	$—	$1,738	$—	$41
Total gains or (losses) (realized/unrealized):
Included in earnings	—	(68)	—	(11)
Sales (1)	—	(1,670)	—	(86)
Issues	—	—	—	56
Balance at end of period	$—	$—	$—	$—
(1) The Company sold its servicing portfolio on January 31, 2024.
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral Dependent Loans
While the overall loan portfolio is not carried at fair value, the Company periodically records non-recurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectible portions of those loans. Non-recurring adjustments also include certain impairment amounts for collateral dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan less estimated selling costs. In determining the value of real estate collateral, the Company relies on external and internal appraisals of property values depending on the size and complexity of the real estate collateral. Appraisals may be discounted based on the Company’s historical experience or other available information. The Company maintains staff trained to perform in-house evaluations and also to review third-party appraisal reports for reasonableness. In the case of non-real estate collateral, reliance is placed on a variety of sources, including external estimates of value and judgments based on the experience and expertise of internal specialists. Values of all loan collateral are regularly reviewed by the executive loan committee. Because many of these inputs are not observable, the measurements are classified as Level 3.
Other Real Estate and Foreclosed Assets
Other real estate owned (“OREO”) and foreclosed assets consisted of loan collateral repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Subsequent to foreclosure, these assets are initially carried at fair value of the collateral less estimated selling costs. Fair value, when recorded, is generally based upon appraisals by approved, independent state-certified appraisers. Like collateral dependent loans, appraisals on OREO may be discounted based on the Company’s historical knowledge, changes in market conditions from the time of appraisal or other information available. During the holding period, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

		Fair Value Measurements Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year to Date Total Gains (Losses) (1)
September 30, 2025
Collateral dependent loans:
Commercial, financial, & agricultural	$1,225	$—	$—	$1,225	$—
Real estate mortgage - residential	401	—	—	401	—
Real estate mortgage - commercial	65	—	—	65	—
Total	$1,691	$—	$—	$1,691	$—
Other real estate and repossessed assets	$2,425	$—	$—	$2,425	$(225)
December 31, 2024
Collateral dependent loans:
Commercial, financial, & agricultural	$641	$—	$—	$641	$(1,931)
Real estate construction − residential	260	—	—	260	—
Real estate mortgage - residential	—	—	—	—	—
Real estate mortgage - commercial	65	—	—	65	(436)
Total	$966	$—	$—	$966	$(2,367)
Other real estate and repossessed assets	$546	$—	$—	$546	$875
(1)Total gains (losses) reported for other real estate and foreclosed assets include charge-offs and valuation write downs during the nine months ended September 30, 2025 and the year ended December 31, 2024, respectively.
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
Loans Held for Sale
The fair value of the loans held for sale is the price at which they could be sold in the principal market at the measurement date, therefore the Company classifies these loans as Level 2.
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
Deposits
The fair value of deposits with no stated maturity, such as non-interest bearing demand, NOW accounts, savings, and money market, is equal to the amount payable on demand. The fair value of time deposits is based on the discounted value of contractual cash flows. The discount rate is estimated using the rates currently offered for deposits of similar remaining maturities.
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
A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2025 and December 31, 2024 is as follows:

			September 30, 2025
			Fair Value Measurements
	September 30, 2025		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$17,613	$17,613	$17,613	$—	$—
Federal funds sold and overnight interest bearing deposits	82,262	82,262	82,262	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Other investment securities	9,250	9,250	—	9,250	—
Loans, net	1,492,098	1,465,025	—	—	1,465,025
Loans held for sale	1,432	1,432	—	1,432	—
Accrued interest receivable	8,365	8,365	8,365	—	—
Total assets	$1,612,020	$1,584,947	$109,240	$10,682	$1,465,025

Liabilities:
Deposits:
Non-interest bearing demand	$424,437	$424,437	$424,437	$—	$—
Savings, interest checking and money market	788,059	788,059	788,059	—	—
Time deposits	313,421	312,063	—	—	312,063
FHLB advances and other borrowings	177,086	177,141	—	177,141	—
Subordinated notes	49,486	43,581	—	43,581	—
Accrued interest payable	1,673	1,673	1,673	—	—
Total liabilities	$1,754,162	$1,746,954	$1,214,169	$220,722	$312,063

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

			December 31, 2024
			Fair Value Measurements
	December 31, 2024		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$23,668	$23,668	$23,668	$—	$—
Federal funds sold and overnight interest-bearing deposits	27,326	27,326	27,326	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Other investment securities	5,075	5,075	—	5,075	—
Loans, net	1,444,116	1,380,252	—	—	1,380,252
Accrued interest receivable	8,221	8,221	8,221	—	—
Total assets	$1,509,406	$1,445,542	$60,215	$5,075	$1,380,252

Liabilities:
Deposits:
Non-interest bearing demand	$385,022	$385,022	$385,022	$—	$—
Savings, interest checking and money market	846,339	846,339	846,339	—	—
Time deposits	301,821	300,386	—	—	300,386
FHLB advances and other borrowings	81,525	81,585	—	81,585	—
Subordinated notes	49,486	41,602	—	41,602	—
Accrued interest payable	1,754	1,754	1,754	—	—
Total liabilities	$1,665,947	$1,656,688	$1,233,115	$123,187	$300,386
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
(14) Commitments and Contingencies
The Company issues financial instruments with off-balance sheet risk in the normal course of business of meeting the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At September 30, 2025 and December 31, 2024, the allowance for credit losses for unfunded commitments was $1.0 million and $0.9 million, respectively.
The contractual amounts of off-balance sheet financial instruments were as follows as of the dates indicated:

(dollars in thousands)	September 30, 2025	December 31, 2024
Commitments to extend credit	$329,189	$305,811
Standby letters of credit	55,692	141,807
Total	$384,881	$447,618
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
The Company's forward loan sale commitments are related to mortgage loans held for sale. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit ranged from two months to 3.4 years at September 30, 2025.
Pending Litigation
From time to time, the Company and its subsidiaries are defendants in various legal actions incidental to the Company’s past and current business activities. Based on the Company’s analysis, and considering the inherent uncertainties associated with litigation, management does not believe that it is reasonably possible that these legal actions will materially adversely affect the Company’s consolidated financial condition or results of operations in the near term. The Company records a loss accrual for all legal matters for which it deems a loss is probable and can be reasonably estimated. Some legal matters, which are at early stages in the legal process, have not yet progressed to the point where a loss is deemed probable or an amount can be estimated.
(15) Segment Information
The Company determines its operating segments based on how the chief operating decision maker (“CODM”) views and analyzes each segment’s operations, performance and allocates resources. The Chief Executive Officer (“CEO”) is the CODM. The CODM reviews the actual net income compared to budgeted net income on a monthly basis to evaluate segment performance, make decisions, and determine where to deploy capital. This analysis is also used for benchmarking performance against the Company's peers.
The Company previously reported under one segment. During 2025, the Company identified its Wealth Management business as a strategic opportunity and hired additional management resources to provide the structure for products and processes for this business. As a result, beginning in the first quarter of 2025, the Company identified its Wealth Management Business as its own separate reporting segment and now reports two aggregated reporting segments, consisting of the Bank and its Wealth Management business, and the CEO is the CODM for both segments.
The Bank segment is composed of operations providing a broad range of banking products and services located within the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. The Wealth Management segment includes a broad range of financial and investment planning services for individuals and business owners as well as the Company's existing trust services.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The tables below highlight the Company’s revenues, expenses and net income (loss) for each reportable segment and is reconciled to net income (loss) on a consolidated basis for the three and nine months ended September 30, 2025 and 2024, respectively:

	Three Months Ended September 30, 2025
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$24,976	$—	$27	$25,003
Interest expense	7,277	—	861	8,138
Net interest income	17,699	—	(834)	16,865
Provision for (release of) credit losses	375	—	—	375
Operating expenses
Salaries and employee benefits	6,586	285	336	7,207
Occupancy, furniture and equipment expense	1,059	14	—	1,073
Processing, network, and bank card expense	1,332	40	—	1,372
Legal, examination, and professional fees	403	1	66	470
Depreciation	541	—	—	541
Other	1,928	26	204	2,158
Total operating expenses	11,849	366	606	12,821
Other
Non-interest income	2,645	651	420	3,716
Investment securities gains (losses), net	105	—	—	105
Income taxes	1,572	—	(214)	1,358
Net income (loss)	$6,653	$285	$(806)	$6,132

	Nine Months Ended September 30, 2025
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$72,293	$—	$79	$72,372
Interest expense	21,502	—	2,569	24,071
Net interest income	50,791	—	(2,490)	48,301
Provision for (release of) credit losses	(16)	—	—	(16)
Operating expenses
Salaries and employee benefits	18,896	950	976	20,822
Occupancy, furniture and equipment expense	3,230	52	—	3,282
Processing, network, and bank card expense	4,140	76	—	4,216
Legal, examination, and professional fees	1,140	1	250	1,391
Depreciation	1,681	—	—	1,681
Other	5,467	73	657	6,197
Total operating expenses	34,554	1,152	1,883	37,589
Other
Non-interest income	7,758	1,667	1,299	10,724
Investment securities losses, net	102	—	—	102
Income taxes	4,583	—	(645)	3,938
Net income (loss)	$19,530	$515	$(2,429)	$17,616

Segment assets	$1,920,938	$16	$11,151	$1,932,105

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended September 30, 2024
(dollars in thousands)	Hawthorn Bank	Non-Bank	Total
Operating revenue
Interest income	$23,789	$30	$23,819
Interest expense	8,503	989	9,492
Net interest income	15,286	(959)	14,327
Provision for (release of) credit losses	500	—	500
Operating expenses
Salaries and employee benefits	6,202	337	6,539
Occupancy, furniture and equipment expense	1,143	—	1,142
Processing, network, and bank card expense	1,480	—	1,480
Legal, examination, and professional fees	310	68	378
Depreciation	488	—	488
Other	1,768	199	1,967
Total operating expenses	11,391	604	11,994
Other
Non-interest income	3,478	305	3,783
Investment securities gains (losses), net	8	—	8
Income taxes	1,919	(869)	1,050
Net income (loss)	$4,962	$(389)	$4,574

	Nine Months Ended September 30, 2024
(dollars in thousands)	Hawthorn Bank	Non-Bank	Total
Operating revenue
Interest income	$71,338	$89	$71,427
Interest expense	25,216	2,965	28,181
Net interest income	46,122	(2,876)	43,246
Provision for (release of) credit losses	726	—	726
Operating expenses
Salaries and employee benefits	19,007	986	19,993
Occupancy, furniture and equipment expense	3,217	—	3,217
Processing, network, and bank card expense	4,212	—	4,212
Legal, examination, and professional fees	1,425	288	1,713
Depreciation	1,413	—	1,413
Other	5,448	607	6,055
Total operating expenses	34,722	1,881	36,603
Other
Non-interest income	9,894	904	10,798
Investment securities gains (losses), net	(7)	—	(7)
Income taxes	4,463	(1,414)	3,049
Net income (loss)	$16,098	$(2,439)	$13,659

Segment assets	$1,802,345	$7,424	$1,809,769
(16) Subsequent Events
The Company has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the “Company”, “we”, “our”, or “us”), including, without limitation statements that are not historical in nature, and statements preceded by, followed by or that include the words believes, expects, may, will, should, could, anticipates, estimates, intends, plans, hopes or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, such possible events or factors such as: changes in economic conditions generally or in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, tariffs and trade disruptions, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, and cybersecurity threats and such other factors as described in described in the forward-looking statements under the caption Risk Factors in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), and in other reports filed by us with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time. During the quarter ended September 30, 2025, there were no material changes to the Risk Factors disclosed in the Company’s 2024 Annual Report on Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies and estimates require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The Company has identified certain accounting policies as “critical accounting policies and estimates,” consisting of those related to the allowance for credit losses, as described in the section captioned “Critical Accounting Policies and Estimates” incorporated by reference in Item 7, Management’s Discussion and Analysis of Financial Condition and results of Operations included in the 2024 Form 10-K. There have been no changes in the Company's application of critical accounting policies and estimates since December 31, 2024.
Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the “Bank”), the Company, with $1.93 billion in assets at September 30, 2025, provides a broad range of commercial and personal banking services. The Bank's specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (“SBA”) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. The Company also provides other financial services through its Wealth Management business, including trust services, estate planning, investment and asset management services and a comprehensive suite of cash management services. Beginning with the first quarter of 2025, the Company's Wealth Management business is reported as a separate reporting segment, and the Company operates two reporting segments, consisting of the Bank and the Wealth Management business. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.

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
The deposit accounts of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”) to the extent provided by law. The operations of the Bank are supervised and regulated by the FDIC and the Missouri Division of Finance. Periodic examinations of the Bank are conducted by representatives of the FDIC and the Missouri Division of Finance. Such regulations, supervision and examinations are principally for the benefit of depositors, rather than for the benefit of shareholders. The Company is subject to supervision and examination by the Board of Governors of the Federal Reserve System.
Executive Summary
The Company has prepared all of the consolidated financial information in this report in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) and the rules of the SEC. In preparing the consolidated financial statements in accordance with U.S. GAAP, the Company makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

	As of and for the		As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Net interest income	$16,865	$14,327	$48,301	$43,246
Provision for (release of) for credit losses	375	500	(16)	726
Non-interest income	3,716	3,783	10,724	10,798
Investment securities gains (losses), net	105	8	102	(7)
Non-interest expense	12,821	11,994	37,589	36,603
Income before income taxes	7,490	5,624	21,554	16,708
Income tax expense	1,358	1,050	3,938	3,049
Net income	$6,132	$4,574	$17,616	$13,659

Basic earnings per share	$0.89	$0.66	$2.54	$1.95
Diluted earnings per share	$0.88	$0.66	$2.53	$1.95

Performance Ratios
Return on total assets	1.33%	1.00%	1.30%	1.00%
Return on stockholders' equity	15.21	12.87	15.13	13.24
Efficiency ratio (1)	62.30	66.23	63.68	67.73
Net interest margin, fully tax-equivalent	3.97	3.36	3.85	3.36
Average stockholders' equity to total assets	8.74	7.80	8.58	7.54

Market and per share data
Book value per share (2)			$23.76	$20.91
Market price per share			$31.04	$25.03
Cash dividends declared on common stock	$1,384	$1,327	$4,101	$3,850
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.
(2)Book value per share is calculated using weighted average shares.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2025	2024	2025	2024
Capital Ratios
Stockholders' equity to assets			8.54%	8.09%
Total risk-based capital ratio			14.90	14.91
Tier 1 risk-based capital ratio			13.65	13.66
Common equity Tier 1 capital			10.71	10.53
Tier 1 leverage ratio (1)			11.97	11.33
Asset Quality
Non-performing loans			$4,911	$4,066
Non-performing assets			$7,336	$8,451
Net loan charge-offs	$41	$636	$74	$2,682
Net charge-offs to average loans (2)	0.01%	0.17%	0.01%	0.24%
Allowance for credit losses to total loans			1.45	1.50
Non-performing loans to total loans			0.32	0.28
Non-performing assets to total loans			0.48	0.58
Non-performing assets to total assets			0.38	0.47
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.
(2)Annualized

Results of Operations Highlights:
Consolidated net income was $6.1 million, or $0.88 per diluted share, and $17.6 million, or $2.53 per diluted share, for the three and nine months ended September 30, 2025, respectively, compared to $4.6 million, or $0.66 per diluted share, and $13.7 million, or $1.95 per diluted share, for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, the return on average assets was 1.33% and 1.30%, respectively, the return on average stockholders’ equity was 15.21% and 15.13%, respectively, and the efficiency ratio was 62.30% and 63.68%, respectively.
Net interest income was $16.9 million and $48.3 million for the three and nine months ended September 30, 2025, respectively, compared to $14.3 million and $43.2 million for the three and nine months ended September 30, 2024, respectively. Net interest margin, on a fully taxable equivalent (“FTE”) basis, was 3.97% and 3.85% for the three and nine months ended September 30, 2025, respectively, compared to 3.36% for both the three and nine months ended September 30, 2024. The change to net interest margin on a fully taxable equivalent basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections.
Non-interest income was $3.7 million and $10.7 million for the three and nine months ended September 30, 2025, respectively, compared to $3.8 million and $10.8 million for the three and nine months ended September 30, 2024, respectively. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Non-interest expense was $12.8 million and $37.6 million for the three and nine months ended September 30, 2025, respectively, compared to $12.0 million and $36.6 million for the three and nine months ended September 30, 2024, respectively. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents increased $48.9 million to $99.9 million as of September 30, 2025 compared to $51.0 million as of December 31, 2024, and increased $45.7 million compared to $54.2 million as of September 30, 2024. See the Liquidity Management section for further discussion.

Loans – Loans held for investment increased $47.8 million to $1.51 billion as of September 30, 2025 compared to $1.47 billion as of December 31, 2024, and increased $47.3 million compared to $1.47 billion as of September 30, 2024.
Asset quality – Non-performing assets totaled $7.3 million, or 0.48% of total loans, at September 30, 2025 compared to $4.2 million, or 0.29% of total loans, at December 31, 2024 and $8.5 million, or 0.58% of total loans, at September 30, 2024.
In the third quarter of 2025, the Company had net loan charge-offs of $0.04 million, or 0.01% of average loans, compared to net loan charge-offs $0.6 million, or 0.17% of average loans, in the same prior year quarter.
The allowance for credit losses was $21.9 million, or 1.45% of loans outstanding, at September 30, 2025 compared to $22.0 million, or 1.50% of loans outstanding, at December 31, 2024, and $21.9 million, or 1.50% of loans outstanding at September 30, 2024. These changes are discussed in greater detail under the Lending and Credit Management section.
Deposits – Total deposits decreased $7.3 million to $1.53 billion as of September 30, 2025 compared to $1.53 billion as of December 31, 2024, and increased $22.4 million compared to $1.50 billion as of September 30, 2024.
Federal Home Loan Bank (“FHLB”) advances and other borrowings – Total FHLB advances and other borrowings increased $95.6 million to $177.1 million as of September 30, 2025, compared to $81.5 million as of December 31, 2024, and increased $80.6 million compared to $96.5 million as of September 30, 2024.
Capital – The Company maintains its “well capitalized” regulatory capital position. At September 30, 2025, capital ratios were as follows: total risk-based capital to risk-weighted assets 14.90%; tier 1 capital to risk-weighted assets 13.65%; tier 1 leverage 11.97%; and stockholders’ equity to assets 8.54%.

Average Balance Sheet Data

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following tables present average balance sheet data, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on an FTE basis for each of the three and nine month periods ended September 30, 2025 and 2024, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$214,213	$3,821	7.08%	$210,783	$3,592	6.78%
Real estate construction - residential	31,032	598	7.65	35,611	717	8.01
Real estate construction - commercial	64,791	1,277	7.82	61,546	1,269	8.20
Real estate mortgage - residential	378,863	5,597	5.86	369,068	5,235	5.64
Real estate mortgage - commercial	778,290	11,320	5.77	792,668	10,727	5.38
Installment and other consumer	10,950	186	6.74	15,977	235	5.85
Total loans	1,478,139	22,799	6.12	1,485,653	21,775	5.83
Loans held for sale	333	10	11.91	610	13	8.48
Investment securities:
U.S. Treasury	5,043	53	4.17	—	—	—
U.S. government and federal agency obligations	12,498	131	4.16	13,218	140	4.21
Obligations of states and political subdivisions	97,521	833	3.39	103,790	745	2.86
Mortgage-backed securities	76,014	729	3.80	61,907	530	3.41
Other debt securities	27,652	465	6.67	13,335	191	5.70
Total investment securities	218,728	2,211	4.01	192,250	1,606	3.32
Other investment securities	5,271	114	8.58	5,844	141	9.60
Interest bearing deposits in other financial institutions	21,590	256	4.70	34,099	469	5.47
Total interest earning assets	1,724,061	25,390	5.84%	1,718,456	24,004	5.56%
All other assets	126,307			117,429
Allowance for credit losses	(21,688)			(21,923)
Total assets	$1,828,680			$1,813,962
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$273,814	$1,164	1.69%	$273,470	$1,612	2.35%
NOW accounts	158,379	581	1.46	190,084	677	1.42
Interest checking	147,609	1,308	3.52	121,423	1,372	4.50
Money market	207,184	983	1.88	221,794	1,249	2.24
Time deposits	314,846	2,523	3.18	319,279	2,834	3.53
Total interest bearing deposits	1,101,832	6,559	2.36	1,126,050	7,744	2.74
Federal funds purchased and securities sold under agreements to repurchase	72	1	5.51	29	—	—
Federal Home Loan Bank advances and other borrowings	86,203	718	3.30	99,293	759	3.04
Subordinated notes	49,486	860	6.89	49,486	989	7.95
Total borrowings	135,761	1,579	4.61	148,808	1,748	4.67
Total interest bearing liabilities	1,237,593	8,138	2.61%	1,274,858	9,492	2.96%
Demand deposits	417,628			385,298
Other liabilities	13,559			12,375
Total liabilities	1,668,780			1,672,531
Stockholders' equity	159,900			141,431
Total liabilities and stockholders' equity	$1,828,680			$1,813,962
Net interest income (FTE)		$17,252			$14,512
Net interest spread (FTE)			3.23%			2.59%
Net interest margin (FTE)			3.97%			3.36%

	Nine months ended September 30,
	2025			2024
(dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$207,419	$10,493	6.76%	$217,576	$10,847	6.66%
Real estate construction - residential	29,895	1,744	7.80	46,247	2,705	7.81
Real estate construction - commercial	70,411	4,068	7.72	70,452	3,788	7.18
Real estate mortgage - residential	373,517	16,283	5.83	371,072	15,716	5.66
Real estate mortgage - commercial	772,091	32,543	5.64	783,960	31,328	5.34
Installment and other consumer	12,060	587	6.51	17,916	780	5.82
Total loans	1,465,393	65,718	6.00	1,507,223	65,164	5.78
Loans held for sale	198	15	10.13	1,841	80	5.80
Investment securities:
U.S. Treasury	5,004	158	4.22	656	26	5.29
U.S. government and federal agency obligations	12,983	412	4.24	14,994	502	4.47
Obligations of states and political subdivisions	98,728	2,504	3.39	103,687	2,256	2.91
Mortgage-backed securities	78,223	2,272	3.88	54,356	1,270	3.12
Other debt securities	25,953	1,186	6.11	12,640	550	5.81
Total investment securities	220,891	6,532	3.95	186,333	4,604	3.30
Other investment securities	4,709	319	9.06	6,126	428	9.33
Interest bearing deposits in other financial institutions	23,066	795	4.61	41,149	1,732	5.62
Total interest earning assets	1,714,257	73,379	5.72%	1,742,672	72,008	5.52%
All other assets	123,118			109,477
Allowance for credit losses	(21,918)			(23,132)
Total assets	$1,815,457			$1,829,017
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$273,704	$3,669	1.79%	$249,594	$3,912	2.09%
NOW accounts	184,341	1,988	1.44	197,898	2,084	1.41
Interest checking	143,650	3,975	3.70	128,420	4,359	4.53
Money market	206,771	2,839	1.84	226,115	3,679	2.17
Time deposits	306,050	7,409	3.24	333,923	8,744	3.50
Total interest bearing deposits	1,114,516	19,880	2.38	1,135,950	22,778	2.68
Federal funds purchased and securities sold under agreements to repurchase	58	2	4.61	10	1	13.36
Federal Home Loan Bank advances and other borrowings	73,673	1,621	2.94	105,050	2,438	3.10
Subordinated notes	49,486	2,568	6.94	49,486	2,964	8.00
Total borrowings	123,217	4,191	4.55	154,546	5,403	4.67
Total interest bearing liabilities	1,237,733	24,071	2.60%	1,290,496	28,181	2.92%
Demand deposits	409,219			389,003
Other liabilities	12,815			11,690
Total liabilities	1,659,767			1,691,189
Stockholders' equity	155,690			137,828
Total liabilities and stockholders' equity	$1,815,457			$1,829,017
Net interest income (FTE)		$49,308			$43,827
Net interest spread (FTE)			3.12%			2.60%
Net interest margin (FTE)			3.85%			3.36%
(1)Interest income and yields are presented on an FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three and nine months ended September 30, 2025 and 2024. Such adjustments totaled $0.4 million and $0.2 million for the three months ended September 30, 2025 and 2024, respectively, compared to $1.0 million and $0.6 million for the nine months ended September 30, 2025 and 2024, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Rate and Volume Analysis
The following table summarizes the changes in net interest income on an FTE basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2025 compared to the three and nine months ending ended September 30, 2024, respectively. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025 vs. 2024			2025 vs. 2024
		Change due to			Change due to
(dollars in thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$229	$60	$169	$(354)	$(513)	$159
Real estate construction - residential	(119)	(89)	(30)	(961)	(957)	(4)
Real estate construction - commercial	8	65	(57)	280	(2)	282
Real estate mortgage - residential	362	141	221	567	105	462
Real estate mortgage - commercial	593	(198)	791	1,215	(482)	1,697
Installment and other consumer	(49)	(81)	32	(193)	(278)	85
Loans held for sale	(3)	(7)	4	(65)	(101)	36
Investment securities:
U.S. Treasury	53	53	—	132	139	(7)
U.S. government and federal agency obligations	(9)	(8)	(1)	(90)	(65)	(25)
Obligations of states and political subdivisions	88	(47)	135	248	(112)	360
Mortgage-backed securities	199	131	68	1,002	647	355
Other debt securities	274	237	37	636	609	27
Other investment securities	(27)	(14)	(13)	(109)	(96)	(13)
Interest bearing deposits in other financial institutions	(213)	(156)	(57)	(937)	(665)	(272)
Total interest income	1,386	87	1,299	1,371	(1,771)	3,142
Interest expense:
Savings	$(448)	$2	$(450)	$(243)	$357	$(600)
NOW accounts	(96)	(116)	20	(96)	(145)	49
Interest checking	(64)	265	(329)	(384)	480	(864)
Money market	(266)	(78)	(188)	(840)	(299)	(541)
Time deposits	(311)	(39)	(272)	(1,335)	(703)	(632)
FHLB advances and other borrowings	(41)	(105)	64	(817)	(698)	(119)
Subordinated notes	(129)	—	(129)	(396)	—	(396)
Total interest expense	(1,354)	(71)	(1,283)	(4,110)	(1,005)	(3,105)
Net interest income on an FTE basis	$2,740	$158	$2,582	$5,481	$(766)	$6,247
(1)Interest income and yields are presented on an FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three and nine months ended September 30, 2025 and 2024, respectively. Such adjustments totaled $0.4 million and $1.0 million for the three and nine months ended September 30, 2025, respectively, compared to $0.2 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the quarter ended September 30, 2025 compared to the quarter ended September 30, 2024, reflected an increase in net interest income on an FTE basis of $2.7 million, or 18.9%, and financial results for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 reflected an increase in net interest income on an FTE basis of $5.5 million, or 12.5%. Measured as a percentage of average earning assets, the net interest margin (expressed on an FTE basis) increased to 3.97% for the quarter ended September 30, 2025 compared to 3.36% for the quarter ended September 30, 2024, and increased to 3.85% for the nine months ended September 30, 2025 compared to 3.36% for the nine months ended September 30, 2024.

Average interest earning assets increased $5.6 million, or 0.3%, to $1.72 billion for the quarter ended September 30, 2025 compared to $1.72 billion for the quarter ended September 30, 2024, and average interest bearing liabilities decreased $37.3 million, or 2.9%, to $1.24 billion for the quarter ended September 30, 2025 compared to $1.27 billion for the quarter ended September 30, 2024.
Average interest earning assets decreased $28.4 million, or 1.6%, to $1.71 billion for the nine months ended September 30, 2025 compared to $1.74 billion for the nine months ended September 30, 2024, and average interest bearing liabilities decreased $52.8 million, or 4.1%, to $1.24 billion for the nine months ended September 30, 2025 compared to $1.29 billion for the nine months ended September 30, 2024.
Total interest income (expressed on an FTE basis) was $25.4 million and $73.4 million for the three and nine months ended September 30, 2025, respectively, compared to $24.0 million and $72.0 million for the three and nine months ended September 30, 2024, respectively. The Company’s rates earned on interest earning assets were 5.84% and 5.72% for the three and nine months ended September 30, 2025, respectively, compared to 5.56% and 5.52% for the three and nine months ended September 30, 2024, respectively.
Interest income on loans held for investment (expressed on an FTE basis) was $22.8 million and $65.7 million for the three and nine months ended September 30, 2025, respectively, compared to $21.8 million and $65.2 million for the three and nine months ended September 30, 2024, respectively.
Average loans outstanding decreased $7.5 million, or 0.5%, to $1.48 billion for the quarter ended September 30, 2025 compared to $1.49 billion for the quarter ended September 30, 2024. The average yield on loans increased to 6.12% for the quarter ended September 30, 2025 compared to 5.83% for the quarter ended September 30, 2024.
Average loans outstanding decreased $41.8 million, or 2.8%, to $1.47 billion for the nine months ended September 30, 2025 compared to $1.51 billion for the nine months ended September 30, 2024. The average yield on loans increased to 6.00% for the nine months ended September 30, 2025 compared to 5.78% for the nine months ended September 30, 2024. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities (expressed on an FTE basis) was $2.2 million and $6.5 million for the three and nine months ended September 30, 2025, respectively, compared to $1.6 million and $4.6 million for the three and nine months ended September 30, 2024, respectively.
Average securities increased $26.5 million, or 13.8%, to $218.7 million for the quarter ended September 30, 2025 compared to $192.3 million for the quarter ended September 30, 2024. The average yield on securities increased to 4.01% for the quarter ended September 30, 2025 compared to 3.32% for the quarter ended September 30, 2024.
Average securities increased $34.6 million, or 18.5%, to $220.9 million for the nine months ended September 30, 2025 compared to $186.3 million for the nine months ended September 30, 2024. The average yield on securities increased to 3.95% for the nine months ended September 30, 2025 compared to 3.30% for the nine months ended September 30, 2024. See the Liquidity Management section for further discussion.
Total interest expense was $8.1 million and $24.1 million for the three and nine months ended September 30, 2025, respectively, compared to $9.5 million and $28.2 million for the three and nine months ended September 30, 2024, respectively. The Company’s rates paid on interest bearing liabilities were 2.61% and 2.60% for the three and nine months ended September 30, 2025, respectively, compared to 2.96% and 2.92% for the three and nine months ended September 30, 2024, respectively. See the Liquidity Management section for further discussion.
Interest expense on deposits was $6.6 million and $19.9 million for the three and nine months ended September 30, 2025, respectively, compared to $7.7 million and $22.8 million for the three and nine months ended September 30, 2024, respectively.
Average interest bearing deposits decreased $24.2 million, or 2.2%, to $1.10 billion for the quarter ended September 30, 2025 compared to $1.13 billion for the quarter ended September 30, 2024. The average cost of deposits decreased to 2.36% for the quarter ended September 30, 2025 compared to 2.74% for the quarter ended September 30, 2024.

Average interest bearing deposits decreased $21.4 million, or 1.9%, to $1.11 billion for the nine months ended September 30, 2025 compared to $1.14 billion for the nine months ended September 30, 2024. The average cost of deposits decreased to 2.38% for the nine months ended September 30, 2025 compared to 2.68% for the nine months ended September 30, 2024.
Interest expense on borrowings was $1.6 million and $4.2 million for the three and nine months ended September 30, 2025, respectively, compared to $1.7 million and $5.4 million for the three and nine months ended September 30, 2024, respectively.
Average borrowings decreased $13.0 million, or 8.8%, to $135.8 million for the quarter ended September 30, 2025 compared to $148.8 million for the quarter ended September 30, 2024. The average cost of borrowings decreased to 4.61% for the quarter ended September 30, 2025 compared to 4.67% for the quarter ended September 30, 2024.
Average borrowings decreased $31.3 million, or 20.3%, to $123.2 million for the nine months ended September 30, 2025 compared to $154.5 million for the nine months ended September 30, 2024. The average cost of borrowings decreased to 4.55% for the nine months ended September 30, 2025 compared to 4.67% for the nine months ended September 30, 2024.
Non-interest Income
The following table shows the principal components of non-interest income for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Service charges and other fees	$928	$870	$58	6.7%	$2,781	$2,464	$317	12.9%
Bank card income and fees	1,000	1,037	(37)	(3.6)	2,929	3,084	(155)	(5.0)
Earnings on bank-owned life insurance	513	520	(7)	(1.3)	1,532	1,162	370	31.8
Wealth management revenue	651	422	229	54.3	1,667	1,251	416	33.3
Gain on sales of mortgage loans, net	78	111	(33)	(29.7)	320	786	(466)	(59.3)
Gains (losses) on other real estate owned, net	—	262	(262)	(100.0)	(156)	751	(907)	(120.8)
Other	546	561	(15)	(2.7)	1,651	1,300	351	27.0
Total non-interest income	$3,716	$3,783	$(67)	(1.8)%	$10,724	$10,798	$(74)	(0.7)%
Non-interest income as a % of total revenue (1)	18.1%	20.9%			18.2%	20.0%
(1)Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income decreased $0.1 million, or 1.8%, to $3.7 million for the quarter ended September 30, 2025 compared to $3.8 million for the quarter ended September 30, 2024, and decreased $0.1 million, or 0.7%, to $10.7 million from $10.8 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Compared to the prior year quarter, the decrease was primarily due to lower gains on sales of mortgage loans and lower net gains (losses) on sales of other real estate owned, offset by increases in wealth management revenue and service charges and other fees.
Service charges and other fees increased $0.1 million, or 6.7%, to $0.9 million for the quarter ended September 30, 2025 compared to $0.9 million for the quarter ended September 30, 2024 and increased $0.3 million, or 12.9%, to $2.8 million from $2.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. The increase for both the three and nine months ended September 30, 2025 was primarily attributable to an increase in service charge rates assessed on customer accounts beginning in the third quarter of 2024.
Earnings on bank-owned life insurance was $0.5 million for both quarters ended September 30, 2025 and September 30, 2024, and increased to $1.5 million for the nine months ended September 30, 2025 compared to $1.2 million for the nine months ended September 30, 2024. The Company purchased $35.0 million in bank-owned life insurance policies in the first quarter of 2024. The earnings generated from these policies are primarily derived from the investment returns on the cash value component.
Wealth management revenue increased $0.2 million, or 54.3%, to $0.7 million for the quarter ended September 30, 2025 compared to $0.4 million for the quarter ended September 30, 2024. For the nine months ended September 30, 2025, wealth management revenue totaled $1.7 million, an increase of $0.4 million, or 33.3%, from $1.3 million for the nine months ended September 30, 2024. The increases for both the three and nine month periods ended September 30, 2025 were primarily attributable the Company’s identification of a strategic opportunity to add resources and provide a structure for Wealth Management products and services.
Gain on sales of mortgage loans was $0.1 million for both quarters ended September 30, 2025 and September 30, 2024, and decreased to $0.3 million for the nine months ended September 30, 2025 compared to $0.8 million for the nine months ended September 30, 2024. The Company sold mortgage loans totaling $2.2 million and $5.1 million for the three and nine months ended September 30, 2025, respectively, compared to $7.0 million and $45.0 million for the three and nine months ended September 30, 2024, respectively.
Gains (losses) on other real estate owned were zero for the quarter ended September 30, 2025 compared to gains of $0.3 million for the quarter ended September 30, 2024, and were losses of $0.2 million for the nine months ended September 30, 2025 compared to gains of $0.8 million for the nine months ended September 30, 2024. The Company sold the remaining parcel related to a foreclosed property in the second quarter of 2024, and the Company recognized a $0.4 million release of the valuation write-down. Moreover, the Company sold land previously intended for a new branch, resulting in a gain of $0.3 million in the third quarter of 2024.
Non-interest Expense
The following table shows the principal components of non-interest expense for the three and nine months ended September 30, 2025 and 2024.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Salaries	$5,738	$5,115	$623	12.2%	$16,519	$15,757	$762	4.8%
Employee benefits	1,469	1,424	45	3.2	4,303	4,236	67	1.6
Occupancy expense, net	931	843	88	10.4	2,814	2,364	450	19.0
Furniture and equipment expense	683	787	(104)	(13.2)	2,149	2,266	(117)	(5.2)
Processing, network and bank card expense	1,372	1,480	(108)	(7.3)	4,216	4,212	4	0.1
Legal, examination, and professional fees	470	378	92	24.3	1,391	1,713	(322)	(18.8)
Advertising and promotion	252	198	54	27.3	624	711	(87)	(12.2)
Postage, printing, and supplies	354	215	139	64.7	990	571	419	73.4
Other	1,552	1,554	(2)	(0.1)	4,583	4,773	(190)	(4.0)
Total non-interest expense	$12,821	$11,994	$827	6.9%	$37,589	$36,603	$986	2.7%
Efficiency ratio (1)	62.3%	66.2%			63.7%	67.7%
Number of full-time equivalent employees	259	268			259	268
(1)Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense increased $0.8 million, or 6.9%, to $12.8 million for the quarter ended September 30, 2025 compared to $12.0 million for the quarter ended September 30, 2024, and increased $1.0 million, or 2.7%, to $37.6 million for the nine months ended September 30, 2025 compared to $36.6 million for the nine months ended September 30, 2024.
Salaries expense increased $0.6 million, or 12.2%, to $5.7 million for the quarter ended September 30, 2025 compared to $5.1 million for the quarter ended September 30, 2024, and increased $0.8 million, or 4.8%, to $16.5 million for the nine months ended September 30, 2025 compared to $15.8 million for the nine months ended September 30, 2024. The increases for both the three and nine months ended September 30, 2025 were primarily attributable to overall merit increases and focused recruiting efforts to hire more experienced candidates, which aligns with the Company’s overall strategic plan.
Occupancy expense, net, increased $0.1 million, or 10.4%, to $0.9 million for the quarter ended September 30, 2025 compared to $0.8 million for the quarter ended September 30, 2024, and increased $0.5 million, or 19.0%, to $2.8 million for the nine months ended September 30, 2025 compared to $2.4 million for the nine months ended September 30, 2024.

The increases for both the three and nine months ended September 30, 2025 primarily resulted from the opening of two new branch locations and one new operations facility.
Furniture and equipment expense decreased $0.1 million, or 13.2%, to $0.7 million for the quarter ended September 30, 2025 compared to $0.8 million for the quarter ended September 30, 2024, and decreased $0.1 million, or 5.2%, to $2.1 million for the nine months ended September 30, 2025 compared to $2.3 million for the nine months ended September 30, 2024.
Legal, examination and professional fees increased $0.1 million, or 24.3%, to $0.5 million for the quarter ended September 30, 2025 compared to $0.4 million for the quarter ended September 30, 2024, and decreased $0.3 million, or 18.8%, to $1.4 million for the nine months ended September 30, 2025 compared to $1.7 million for the nine months ended September 30, 2024.
Advertising and promotion increased $0.05 million, or 27.3%, to $0.3 million for the quarter ended September 30, 2025 compared to $0.2 million for the quarter ended September 30, 2024, and decreased $0.1 million, or 12.2%, to $0.6 million for the nine months ended September 30, 2025 compared to $0.7 million for the nine months ended September 30, 2024.
Postage, printing and supplies increased $0.1 million, or 64.7%, to $0.4 million for the quarter ended September 30, 2025 compared to $0.2 million for the quarter ended September 30, 2024, and increased $0.4 million, or 73.4%, to $1.0 million for the nine months ended September 30, 2025 compared to $0.6 million for the nine months ended September 30, 2024. The increases for both the three and nine months ended September 30, 2025 were primarily the result of customer mailings related to an account consolidation project.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 18.1% and 18.3% for the three and nine months ended September 30, 2025, respectively, compared to 18.7% and 18.2% for the three and nine months ended September 30, 2024, respectively. The effective tax rate for each of the three and nine months ended September 30, 2025 and 2024 was lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 77.2% of total assets as of September 30, 2025 compared to 79.1% as of December 31, 2024.
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
Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated are as follows:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$227,309	15.0%	$202,329	13.8%
Real estate construction − residential	35,869	2.4	32,046	2.2
Real estate construction − commercial	77,466	5.1	80,435	5.4
Real estate mortgage − residential	376,508	24.9	361,735	24.7
Real estate mortgage − commercial	786,498	51.9	775,594	52.9
Installment and other consumer	10,352	0.7	14,021	1.0
Total loans held for investment	$1,514,002	100.0%	$1,466,160	100.0%

Commercial Real Estate Loans
Commercial real estate loans (“CRE”) consist primarily of income-producing investment property loans. Additionally, CRE loans include 1-4 family property loans as well as land and development loans.
The following table shows the categories of the Company's non-owner occupied CRE loan portfolio at September 30, 2025 and December 31, 2024:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Multi Family	$188,299	29.9%	$168,629	26.5%
Retail	170,540	27.1	190,915	30.0
Hotel & Food Service	63,552	10.1	70,816	11.2
Office Buildings	52,187	8.3	47,042	7.4
Other Construction	46,275	7.3	39,696	6.3
1-4 Family Construction	35,869	5.7	32,045	5.0
Other Real Estate	21,438	3.4	27,053	4.3
Industrial	20,277	3.2	18,446	2.9
Land Subdivision	13,424	2.1	10,844	1.7
Residential Building Construction	10,458	1.7	20,413	3.2
Commercial and Institutional Building Construction	7,309	1.2	9,481	1.5
Total Commercial Real Estate - Non Owner Occupied	$629,628	100.0%	$635,380	100.0%
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
General reserves are recorded for collectively analyzed loans using a consistent methodology. Two different models are used for calculating the general reserve. The Discounted Cash Flow model considers quantitative peer group historic loss experience, forecasts over the estimated life of the loan pools, industry data, and qualitative or environmental factors, such as: lending policies and procedures; economic conditions; the nature, volume and terms of the portfolio; lending staff and management; past due loans; the loan review system; collateral values; concentrations of credit; and external factors. The Remaining Life model applies a long-term average loss rate calculated using peer data that is adjusted for qualitative or environmental factors such as those previously noted. The model used depends on the loan portfolio segment. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. At September 30, 2025 and December 31, 2024, the ACL on loans included a qualitative adjustment of approximately $9.7 million and $11.2 million, respectively.
Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Non-accrual loans:
Commercial, financial, and agricultural	$2,004	$923
Real estate construction − residential	—	454
Real estate construction − commercial	—	49
Real estate mortgage − residential	1,508	963
Real estate mortgage − commercial	525	138
Installment and other consumer	19	10
Total	4,056	2,537
Loans contractually past due 90 days or more and still accruing:
Commercial, financial, and agricultural	500	—
Real estate mortgage − residential	352	207
Installment and other consumer	3	3
Total	855	210
Total non-performing loans (1)	4,911	2,747
Other real estate owned and repossessed assets	2,425	1,446
Total non-performing assets (2)	$7,336	$4,193

Loans held for investment	$1,514,002	$1,466,160
Allowance for credit losses on loans	$21,904	$22,044
Allowance for credit losses to loans	1.45%	1.50%
Non-accrual loans to total loans	0.27	0.17
Non-performing loans to loans (1)	0.32	0.19
Non-performing assets to loans (2)	0.48	0.29
Non-performing assets to assets (2)	0.38	0.23
Allowance for credit losses to non-accrual loans	540.04	868.90
Allowance for credit losses to non-performing loans	446.02	802.48
(1)Non-performing loans include loans 90 days past due and accruing and non-accrual loans.
(2)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $7.3 million, or 0.48% of total loans, at September 30, 2025 compared to $4.2 million, or 0.29% of total loans, at December 31, 2024.
Total non-accrual loans at September 30, 2025 increased $1.5 million, or 59.9%, to $4.1 million compared to $2.5 million at December 31, 2024. The increase in non-accrual loans since December 31, 2024 was primarily due to the movement of one commercial relationship to non-accrual status. There were $0.9 million in loans past due 90 days and still accruing interest at September 30, 2025 compared to $0.2 million at December 31, 2024. Other real estate and repossessed assets were $2.4 million and $1.4 million at September 30, 2025 and December 31, 2024, respectively.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
The following table is a summary of the allocation of the allowance for credit losses at the end of the periods shown below:

	September 30, 2025		December 31, 2024
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$2,421	15.0%	$1,560	13.8%
Real estate construction − residential	421	2.4	578	2.2
Real estate construction − commercial	1,502	5.1	2,221	5.4
Real estate mortgage − residential	5,116	24.9	5,310	24.7
Real estate mortgage − commercial	12,127	51.9	12,305	52.9
Installment and other consumer	88	0.7	138	1.0
Unallocated	229	—	(68)	—
Total	$21,904	100.0%	$22,044	100.0%
The allowance for credit losses was $21.9 million, or 1.45% of loans outstanding, at September 30, 2025 compared to $22.0 million, or 1.50% of loans outstanding, at December 31, 2024. The ratio of the allowance for credit losses to non-performing loans was 446.02% at September 30, 2025, compared to 802.48% at December 31, 2024.
Provision for (Release of) Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2025	2024	2025	2024
Provision for (release of) credit losses on loans	$375	$593	$(66)	$875
(Release of) provision for credit losses for off-balance sheet commitments	—	(93)	50	(149)
Total provision for (release of) credit losses	$375	$500	$(16)	$726
The Company recognized provision for credit losses of $0.4 million and a release of provision for credit losses of $0.02 million for the three and nine months ended September 30, 2025, respectively, compared to $0.5 million and $0.7 million of provision for credit losses for the three and nine months ended September 30, 2024, respectively.

The following table summarizes the credit loss experience for the periods indicated:

	Three Months Ended September 30,
	2025			2024
(dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)
Commercial, financial, and agricultural	$25	$214,213	0.05%	$(254)	$210,783	(0.48)%
Real estate construction − residential	—	31,032	—	—	35,611	—
Real estate construction − commercial	—	64,791	—	—	61,546	—
Real estate mortgage − residential	13	378,863	0.01	7	369,068	0.01
Real estate mortgage − commercial	(4)	778,290	—	(343)	792,668	(0.17)
Installment and other consumer	(75)	10,950	(2.72)	(46)	15,977	(1.15)
Total	$(41)	$1,478,139	(0.01)%	$(636)	$1,485,653	(0.17)%

	Nine Months Ended September 30,
	2025			2024
(dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)
Commercial, financial, and agricultural	$93	$207,419	0.06%	$(2,122)	$217,576	(1.30)%
Real estate construction − residential	—	29,895	—	—	46,247	—
Real estate construction − commercial	—	70,411	—	—	70,452	—
Real estate mortgage − residential	18	373,517	0.01	(11)	371,072	—
Real estate mortgage − commercial	18	772,091	—	(433)	783,960	(0.07)
Installment and other consumer	(203)	12,060	(2.25)	(116)	17,916	(0.86)
Total	$(74)	$1,465,393	(0.01)%	$(2,682)	$1,507,223	(0.24)%
(1)Annualized ratio of net (charge-offs) recoveries to average loans by loan type.

Net Loan Charge-Offs/Recoveries
The Company’s net charge-offs were $0.04 million and $0.07 million for the three and nine months ended September 30, 2025, respectively, compared to $0.6 million and $2.7 million of net charge-offs for the three and nine months ended September 30, 2024, respectively.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac and various other secondary market investors. There were $1.4 million loans held for sale at September 30, 2025, and no loans held for sale at December 31, 2024.
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the nine months ended September 30, 2025, the Company sold approximately $5.1 million of loans to investors compared to $45.0 million for the nine months ended September 30, 2024.

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
The Company’s Asset/Liability Committee (“ALCO”), primarily made up of senior management, has direct oversight responsibility for the Company’s liquidity position and profile. A combination of daily, weekly, and monthly reports provided to management detail the following: internal liquidity metrics, composition and level of the liquid asset portfolio, timing differences in short-term cash flow obligations, available pricing and market access to the financial markets for capital, and exposure to contingent draws on the Company’s liquidity.
The Company has a number of sources of funds to meet liquidity needs on a daily basis. The Company’s most liquid assets are comprised of available-for-sale investment securities, not including other debt securities, federal funds sold, and excess reserves held at the Federal Reserve. The following table shows the Company’s sources of funds as of September 30, 2025 and December 31, 2024.

(dollars in thousands)	September 30, 2025	December 31, 2024
Other interest bearing deposits	$82,262	$27,326
Certificates of deposit in other banks	1,000	1,000
Available-for-sale investment securities	216,705	218,652
Total	$299,967	$246,978
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $216.7 million at September 30, 2025 and included an unrealized net loss of $24.7 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $1.1 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At September 30, 2025 and December 31, 2024, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $124.1 million and $136.3 million, respectively.
Total investment securities pledged for these purposes were as follows as of September 30, 2025 and December 31, 2024:

(dollars in thousands)	September 30, 2025	December 31, 2024
Federal Reserve Bank borrowings	$8,064	$7,915
Other deposits	84,588	74,470
Total pledged, at fair value	$92,652	$82,385
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At September 30, 2025, such deposits totaled $1.44 billion and represented 94.1% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Non-interest bearing demand	$424,437	$385,022
Interest checking	309,089	381,877
Savings and money market	478,960	464,449
Other time deposits	223,514	201,438
Total	$1,436,000	$1,432,786
Estimated uninsured deposits totaled $339.6 million, including $89.9 million of certificates of deposit, at September 30, 2025, compared to $352.0 million, including $100.4 million of certificates of deposit, at December 31, 2024. The Company's brokered deposits were consistent at $0.01 million at both September 30, 2025 and December 31, 2024.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, advances from the Federal Home Loan Bank (“FHLB”) and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2025, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $7.5 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2025. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at September 30, 2025.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of September 30, 2025, the Bank had $177.0 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at September 30, 2025 and December 31, 2024 were as follows:

(dollars in thousands)	September 30, 2025	December 31, 2024
Federal Home Loan Bank advances	$177,000	$81,425
Other borrowings	86	100
Subordinated notes	49,486	49,486
Total	$226,572	$131,011
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
The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as of September 30, 2025:

	September 30, 2025
(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$406,573	$7,525	$35,000	$449,098
Letters of credit	(46,375)	—	—	(46,375)
Advances outstanding	(177,000)	—	—	(177,000)
Total available	$183,198	$7,525	$35,000	$225,723

At September 30, 2025, loans of $742.0 million were pledged to the FHLB as collateral for borrowings and letters of credit. At September 30, 2025, investments with a market value of $8.1 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines, to meet future anticipated liquidity needs in both the short- and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $99.9 million at September 30, 2025 compared to $51.0 million at December 31, 2024 and $54.2 million at September 30, 2024. The $45.7 million increase since September 30, 2024 resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2025. Cash flow provided by operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided total cash of $11.8 million for the nine months ended September 30, 2025.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, used total cash of $44.6 million during the nine months ended September 30, 2025. The cash outflow primarily consisted of $18.8 million in purchases of securities and a $4.2 million net increase in FHLB stock, partially offset by $26.7 million of proceeds from maturities and calls of available-for-sale securities and a $47.9 million net increase in loans held for investment.
Financing activities provided total cash of $81.7 million during the nine months ended September 30, 2025, resulting primarily from a $39.4 million increase in demand deposits, a $34.4 million net decrease in FHLB advances, and an $11.6 million increase in time deposits, partially offset by a $58.3 million decrease in interest bearing transaction accounts.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $384.9 million in unused loan commitments and standby letters of credit as of September 30, 2025. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $4.0 million and $3.7 million during the nine months ended September 30, 2025 and 2024, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared $16.0 million and $15.0 million in dividends to the Company during the nine months ended September 30, 2025 and 2024, respectively. At September 30, 2025 and December 31, 2024, the Company had cash and cash equivalents totaling $21.8 million and $15.3 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 90,466 common shares under its repurchase programs during the first nine months of 2025 at an average cost of $27.72 per share totaling $2.5 million. As of September 30, 2025, $8.7 million remained available for share repurchases pursuant to the Company's current repurchase program.

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
The Basel III regulatory capital reforms adopted by U.S. federal regulatory authorities (the “Basel III Capital Rules”), among other things, (i) establish the capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 Capital” instruments meeting stated requirements, (iii) require that most deductions/adjustments to regulatory capital measures be made to CET1 and not to other components of capital and (iv) define the scope of the deductions/adjustments to the capital measures.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2025, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of both September 30, 2025 and December 31, 2024. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets, and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue including its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III Capital Rules, at both September 30, 2025 and December 31, 2024, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as the dates indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2025
Total Capital (to risk-weighted assets):
Company	$243,044	14.90%	$171,223	10.50%	$—	N.A.
Bank	222,863	13.76	170,038	10.50	161,941	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$222,651	13.65%	$138,609	8.50%	$—	N.A.
Bank	202,609	12.51	137,650	8.50	129,553	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$174,651	10.71%	$114,149	7.00%	$—	N.A.
Bank	202,609	12.51	113,358	7.00	105,261	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$222,651	11.97%	$74,389	4.00%	$—	N.A.
Bank	202,609	10.96	73,947	4.00	92,434	5.00%

December 31, 2024
Total Capital (to risk-weighted assets):
Company	$232,400	14.79%	$164,953	10.50%	$—	N.A.
Bank	219,410	14.10	163,365	10.50	155,586	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$212,780	13.54%	$133,533	8.50%	$—	N.A.
Bank	199,960	12.85	132,248	8.50	124,469	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$164,780	10.49%	$109,968	7.00%	$—	N.A.
Bank	199,960	12.85	108,910	7.00	101,131	6.50%
Tier 1 leverage ratio:
Company	$212,780	11.46%	$74,261	4.00%	$—	N.A.
Bank	199,960	10.83	73,847	4.00	92,309	5.00%

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point (“bps”) increase and a 200 and 100 bps decrease in interest rates on net interest income for the next 12 months based on the interest rate risk model at September 30, 2025 and December 31, 2024.

	% Change in projected net interest income
Hypothetical shift in interest rates	September 30,	December 31,
(bps)	2025	2024
200	(1.15)%	(2.75)%
100	(0.39)	(1.27)
(100)	(0.41)	0.30
(200)	(1.51)	(0.38)
The change in the interest rate risk exposure from September 30, 2025 to December 31, 2024 is primarily due to moderately higher rates on interest bearing assets projected to reprice in the next 12 months and projected repricing speeds on interest bearing assets and liabilities. In an immediate and sustained shock, interest bearing assets and liabilities are projected to reprice at relatively the same pace. In up rate scenarios, interest bearing assets are projected to reprice moderately slower than interest bearing liabilities providing slightly less net interest income in a falling rate market. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended September 30, 2025.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as defined in Rules 13a – 15(e) or 15d – 15(e) of the Securities Exchange Act of 1934 as of September 30, 2025. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were designed, and were effective, to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all circumstances.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth under the caption “Pending Litigation” in Note 14 - Commitments and Contingencies, in our Company’s Notes to Consolidated Financial Statements (unaudited).
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended September 30, 2025:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 2025	3,922	$28.59	3,922	$8,924,609
August 2025	6,767	28.45	6,767	8,732,076
September 2025	—	—	—	8,732,076
Total	10,689	$28.50	10,689	$8,732,076

    (1) On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased by the Company from time to time, as well as the timing of any such repurchases. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 10,689 common shares under its repurchase programs during the third quarter of 2025 at an average cost of $28.50 per share totaling $0.3 million. As of September 30, 2025, $8.7 million remained available for share repurchases pursuant to the Company's current repurchase program.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2025, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended September 30, 2025 otherwise reportable under this Item 5.
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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

November 7, 2025	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Chris E. Hafner

November 7, 2025	Chris E. Hafner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)