Form 10-K
period 2025-12-31
HAWTHORN BANCSHARES, INC.
filed 2026-03-05
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the 4,314,962 shares of voting and non-voting common equity of the registrant held by non-affiliates computed by reference to the $29.14 closing price of such common equity on June 30, 2025, the last business day of the registrant's most recently completed second fiscal quarter, was $125,737,993. Aggregate market value excludes an aggregate of 2,601,695 shares of common stock held by officers and directors and by each person known by the registrant to own 5% or more of the outstanding common stock on such date. Exclusion of shares held by any of these persons should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 2, 2026, the registrant had 7,554,893 shares of common stock, par value $1.00 per share, issued and 6,901,810 shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the following documents are incorporated by reference into Parts I, II, III and IV of this report: (1) 2025 Annual Report to Shareholders, attached hereto as Exhibit 13 and (2) definitive Proxy Statement for the 2026 Annual Meeting of Shareholders to be filed with the Commission pursuant to Regulation 14A.

PART I
Item 1. Business.
This report and the documents incorporated by reference herein contain forward-looking statements, which are inherently subject to risks and uncertainties. See "Forward Looking Statements" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", of this report.
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

During 2025, the Company identified its Wealth Management business as a strategic opportunity and hired additional management resources to provide the structure for products and processes for this business. As a result, beginning with the first quarter of 2025, the Company identified its Wealth Management Business as a separate reportable segment and now has two reportable segments: the Bank segment and the Wealth Management segment. The Company’s remaining operations are not reportable segments, as defined by applicable accounting standards, and are classified as Non-Bank, and primarily represent the parent holding company, other insignificant non-bank subsidiaries and eliminations. For the years ended December 31, 2024 and 2023, the Company had one reportable segment, the Bank. Refer to Note 20, "Segment Information," in the Company's consolidated financial statements, included under the caption "Consolidated Financial Statements" in the Company's 2025 Annual Report to Shareholders (included as Exhibit 13 hereto), incorporated herein by reference.
The Bank. The Bank was founded in 1932 as a Missouri bank and converted to a Missouri trust company on August 16, 1989. However, its predecessors trace their lineage back to the founding of Exchange National Bank in 1865. The Bank has 18 banking offices, including its principal office at 132 East High Street in the central business district of Jefferson City, Missouri. See "Item 2. Properties".

The Bank is a full service bank and, through the Bank segment, conducts a general banking business, offering its customers checking and savings accounts, internet banking, debit cards, certificates of deposit, brokerage services, safety deposit boxes and a wide range of lending services, including commercial and industrial loans, single payment personal loans, installment loans and commercial and residential real estate loans. The Bank also offers, through the Wealth Management segment, a broad range of financial and investment planning services for individuals and business owners, as well as trust services formerly included in the Bank segment.
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

HB Realty, LLC. HB Realty, LLC, a Missouri limited liability company ("HB Realty"), was formed in February 2018 and commenced operations in April 2018. HB Realty is intended to qualify as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "IRC"). HB Realty was formed in order to hold certain mortgage loans and participation interests contributed to it by the Bank. HB Realty was initially capitalized with mortgage loans and participation interests having an approximate aggregate book value of $404.7 million. As of December 31, 2025, the approximate aggregate book value of the mortgage loans held by HB Realty was $578.4 million. Effective September 30, 2022, HB Realty only acquires mortgage loans from the Bank, not participation interests.

Qualification as a REIT requires satisfaction of specific provisions of the IRC, including gross asset tests, gross income tests, and a minimum of 100 shareholders. Initially, the Bank was the sole common member and the sole preferred member of HB Realty, owning all 1,000 common shares and all 1,000 preferred shares. On April 1, 2018, the Bank contributed all 1,000 common shares and 850 preferred shares to Jefferson City IHC, LLC ("JCIHC"), a Missouri limited liability company that is wholly owned by the Bank. Pursuant to a newly established Hawthorn Bank Real Estate Investment Trust Ownership Plan, beginning in January 2019, the Bank made available to certain of its employees, as an employee benefit and to enable HB Realty to qualify as a REIT, up to a total of 150 preferred shares of HB Realty. Each preferred share is generally entitled to an annual dividend of $30 and a liquidation amount of $500. Although dividends are not guaranteed, it is expected that HB Realty will pay dividends in December of each year. By virtue of its ownership of JCIHC, the Bank indirectly controls the management of, and owns the remaining economic interest associated with membership interests in, HB Realty.
Hawthorn Risk Management, Inc., a non-bank subsidiary of the Company, which was formed and began operations on December 28, 2017, was a Missouri-based captive insurance company that provided property and casualty insurance coverage to the Company and the Bank for which insurance was not then available or economically feasible in the insurance marketplace. Hawthorn Risk Management, Inc. pooled resources with several other similar insurance company subsidiaries of financial institutions to spread a limited amount of risk among themselves. This subsidiary was dissolved as of December 1, 2023.
Human Capital
We believe our employees are connected to each other as "One Hawthorn," collaborating to serve our customers and ensuring community banking will continue to thrive. Our employees are one of our most valuable assets. We encourage employees to participate and engage in activities which support the communities we serve. We are grateful for each other and appreciate each other's contributions.
We strive to provide a safe and enjoyable workplace for our employees. We offer a comprehensive benefits package to qualifying employees, including health, dental and vision insurance, as well as a 40l(k) plan and profit-sharing plan. We believe that employee retention is critical to our success and periodically review our compensation and benefit packages to ensure we remain competitive.
As of December 31, 2025, the Company and its subsidiaries had approximately 255 full-time and 11 part-time employees. None of its employees is presently represented by any union or collective bargaining group, and the Company considers its employee relations to be satisfactory.
Competition
Bank holding companies and their subsidiaries and affiliates encounter intense competition from both banking and non-banking sources in all of their activities. The Bank segment's competitors include other commercial banks, thrifts, savings banks, credit unions, and money market mutual funds. Thrifts and credit unions now have the authority to offer checking accounts and to make corporate and agricultural loans and were granted expanded investment authority by recent federal regulations. In addition, large national and multinational corporations have in recent years become increasingly visible in offering a broad range of financial services to all types of commercial and consumer customers. In the Bank segment's service areas, new competitors, as well as the expanding operations of existing competitors, have had, and are expected to continue to have, an adverse impact on the Bank's market share of deposits and loans in such service areas.
The Bank segment experiences substantial competition for deposits and loans within its primary service areas of the cities of Jefferson City, Columbia, Clinton, Warsaw, and Springfield, Missouri and the Kansas City metropolitan statistical area ("MSA")

as well as within its secondary service areas of the nearby communities in the Missouri counties of Cole, Boone, Henry, Cass, Benton, and Greene. The Bank segment's principal competition for deposits and loans comes from other banks within its primary service areas and, to an increasing extent, other banks located in its secondary service areas.

The Wealth Management segment’s competitors include a diverse mix of national banks, regional banks and other community banks, as well as commercial banks, full-service firms, and brokerage houses, alongside disruptive robo-advisors, fintech platforms, and independent advisors, both inside and outside the markets in which it serves.

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

Bank Secrecy Act and Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act ("USA PATRIOT Act"). The Company and the Bank must comply with the requirements of the Bank Secrecy Act, which was enacted to prevent banks and other financial service providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, drug trafficking, money laundering, and other crimes. Since its passage, the Bank Secrecy Act has been amended several times. These amendments include the Money Laundering Control Act of 1986, which made money laundering a criminal act, as well as the Money Laundering Suppression Act of 1994, which required regulators to develop enhanced examination procedures and increased examiner training to improve the identification of money laundering schemes in financial institutions. The USA PATRIOT Act, established in 2001, substantially broadened the scope of U.S. anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the U.S. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent, and report money laundering and terrorist financing. The regulations include significant penalties for non-compliance.

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

Capital Adequacy. Banks and bank holding companies are subject to various regulatory capital requirements administered by state and federal regulatory agencies, which involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory guidelines. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting, and other factors. The capital requirements are intended to ensure that institutions have adequate capital given the risk levels of assets and off-balance sheet financial instruments and are applied separately to the Company and the Bank.

Federal regulations require insured depository institutions and bank holding companies to meet several minimum capital standards as shown in the table below. The regulations also require a capital conservation buffer designed to absorb losses during periods of economic stress. Institutions that do not maintain the required capital buffer will become subject to progressively more stringent limitations on the percentage of earnings that can be paid out in dividends or used for stock repurchases and on the payment of discretionary bonuses to senior executive management. The regulations change the risk-weights of certain assets for purposes of the risk-based capital ratios and phase out certain instruments as qualifying capital.

The Federal regulations also address the prompt corrective action framework, which is designed to place restrictions on an insured depository institution if its capital levels begin to show signs of weakness. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions are required to meet the following increased capital level requirements to qualify as “well-capitalized” as shown in the table below.

Ratio	Entity	Minimum Regulatory Capital Ratio %	Minimum Ratio + Capital Buffer % (1)	Well-Capitalized Minimum % Ratio (2)
Common equity tier 1 risk-based capital	Company	4.50%	7.00%	N/A
	Bank	4.50	7.00	6.50%
Tier 1 risk-based capital	Company	6.00	8.50	N/A
	Bank	6.00	8.50	8.00
Total risk-based capital	Company	8.00	10.50	N/A
	Bank	8.00	10.50	10.00
Leverage ratio	Company	4.00	N/A	N/A
	Bank	4.00	N/A	5.00
(1)Reflects a capital conservation buffer of 2.5%.
(2)Reflects the well-capitalized standard applicable to the Company under Federal Reserve Regulation Y and the well-capitalized standard applicable to the Bank.

The regulations contain other capital classification categories, such as "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized," each of which are based on differing capital ratios. Undercapitalized institutions are subject to certain mandatory restrictions, including on capital distributions and growth. Significantly undercapitalized and critically undercapitalized institutions are subject to additional restrictions. An institution may be downgraded to a category lower than indicated by its capital ratios if it is determined to be in an unsafe or unsound condition, or if the institution receives an unsatisfactory examination rating.

The application of these regulations may result in lower returns on invested capital, require the raising of additional capital or require regulatory action if the Bank were unable to comply with such requirements. In addition, management may be required to modify its business strategy due to the changes to the asset risk-weights for risk-based capital calculations and the requirement to meet the capital conservation buffer. The imposition of liquidity requirements in connection with these rules could also cause the Bank to increase its holdings of liquid assets, change its business strategy, and make other changes to the terms of its funding.

As of December 31, 2025 the Company was in compliance with the FRB's capital adequacy guidelines. As of December 31, 2025, the Bank was classified as "well-capitalized," which is required for the Company to remain a financial holding company. Refer to Note 16, "Capital Requirements," in the Company's consolidated financial statements, included under the caption "Consolidated Financial Statements" in the Company's 2025 Annual Report to Shareholders (included as Exhibit 13 hereto), incorporated herein by reference for further discussion on capital adequacy.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the "EGRRCPA") directs the federal banking agencies to develop a specified community bank leverage ratio (the "CBLR") (that is, the ratio of a bank's equity capital to its consolidated assets) of not less than 8% and not more than 10%. On November 4, 2019, federal regulators issued final rules that provide certain banks and their holding companies with the option to elect out of complying with the Basel III Rules. Under this new rule, a qualifying community banking organization is eligible to elect the CBLR framework if it has a CBLR greater than 9% at the time of election. As of December 31, 2025, the Company and the Bank each qualified to elect the CBLR framework because they had a CBLR of greater than 9% and satisfied the other requirements. The Company does not have immediate plans to elect to use the CBLR framework but may make such an election in the future.

Regulations Applicable to the Bank

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

Limitations on Interest Rates and Loans to One Borrower. The rate of interest a bank may charge on certain classes of loans is limited by state and federal law. At certain times in the past, these limitations have resulted in reductions of net interest margins on certain classes of loans. Federal and state laws impose additional restrictions on the lending activities of banks. The maximum amount that a Missouri state-chartered bank may lend to any one person or entity is generally limited to 15% of the unimpaired capital of the bank located in a city having a population of 100,000 or more, 20% of the unimpaired capital of the bank located in a city having a population of less than 100,000 and over 7,000, and 25% of the unimpaired capital of the bank if located elsewhere in the state. In the case of Missouri state-chartered banks with a composite rating of 1 or 2 under the Capital, Assets, Management, Earnings, Liquidity and Sensitivity ("CAMELS") rating system, the maximum amount is the greater of (i) the limits listed in the foregoing sentence or (ii) 25% of the unimpaired capital of the bank.

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

Community Reinvestment Act. The Bank is subject to the Community Reinvestment Act and implementing regulations. These regulations establish the framework and criteria by which the bank regulatory agencies assess an institution's record of helping to meet the credit needs of its community, including low- and moderate-income neighborhoods. Community Reinvestment Act ratings are taken into account by regulators in reviewing certain applications made by the Company and the Bank. On October 24, 2023, the federal banking regulators issued a joint notice of final rulemaking to modernize the Community Reinvestment Act regulatory framework. In 2025, the Federal Reserve, FDIC and Office of the Comptroller of Currency ("OCC") proposed to rescind the 2023 regulations. The Company is following the original regulations and will evaluate the effects of any final rules on the Bank prior to the applicable compliance date and review its Community Reinvestment Act program in connection therewith.

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

Consumer Protection. The Bank is subject to a variety of federal and state consumer protection laws and regulations that govern its relationships and interactions with consumers. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") enacted substantial changes to the legal framework of the entire financial services industry and created the Consumer Financial Protection Bureau ("CFPB"). The CFPB has broad rulemaking authority over a wide range of federal consumer protection laws that apply to banks and other providers of financial products and services, including the authority to prohibit "unfair, deceptive or abusive" acts and practices. In recent years, examination and enforcement by federal and state banking agencies for compliance with consumer protection laws and regulations have increased and become more intense. Failure to comply with these laws and regulations may subject the Bank to various penalties. The Bank closely monitors changes to the rules enforced by the CFPB and has a compliance system to ensure consumer protection.

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

Changes in Laws and Monetary Policies

Recent Legislation. Various pieces of legislation, including proposals to change substantially the financial institution regulatory system, are from time to time introduced and considered by the Missouri state legislature and the U.S. Congress. There have been several bills introduced in Congress that propose to establish additional regulation and oversight of the digital asset markets. On July 18, 2025, the Guiding and Establishing National Innovation for U.S. Stablecoins Act (the "GENIUS Act") was passed and signed into law of the United States, which directs for a federal regulatory framework for the issuance of "payment stablecoins" that are designed to be used as a means of payment and settlement. The GENIUS Act proscribes a regulatory framework that would further reduce uncertainty of the legal status and treatment of "payment stablecoins" or other digital assets in general and clarify in certain instances that such digital assets would not be treated or regulated as "securities." The GENIUS Act may accelerate and increase the competition that non-traditional financial institutions pose to banks’ payment services but may also create opportunities for banks to hold stablecoin reserve assets, custody stablecoins, or issue stablecoins. Several key provisions of the GENIUS Act require federal regulatory agencies to adopt implementing regulations, and the GENIUS Act will take effect the earlier of 18 months after its enactment or 120 days after the agencies issue final implementing regulations.

On July 4, 2025, the One Big Beautiful Bill Act (the "OBBBA") was signed into law in the United States. The OBBBA includes significant changes to tax provisions, such as the permanent extension of certain expiring provisions enacted in the Tax Cuts and Jobs Act of 2017 and the restoration of favorable tax treatment for certain business provisions. The OBBBA tax provisions have multiple effective dates, with certain provisions effective in 2025 and others being phased in through 2027. The Company is continuing to evaluate the effect that the OBBBA will have on the Company’s financial condition but does not currently expect it will have a material impact on its results of operations.

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
•imposing or changing reserve requirements against depository institutions' deposits; and
•imposing or changing reserve requirements against certain borrowings by banks and their affiliates.

These methods are used in varying degrees and combinations to directly affect the availability of bank loans and deposits, as well as the interest rates charged on loans and paid on deposits. The policies of the FRB have a material effect on the Company's business, results of operations and financial condition.

The references in the foregoing discussion to various aspects of statutes and regulations are merely summaries, which do not purport to be complete and which are qualified in their entirety by reference to the actual statutes and regulations.
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
Risks Relating to Our Business and Market
Because we primarily serve Central and West Central Missouri, as well as the Kansas City MSA, a decline in the local economic conditions could lower the Company's profitability.
The profitability of the Company is dependent on the profitability of the Bank, which operates out of central and west-central Missouri and extends into the Kansas City MSA. The financial condition of the Bank is affected by slowing or recessionary economic conditions and business activity prevailing in the portion of Missouri in which its operations are located. Although our customers' business and financial interests may extend well beyond our market areas, the financial conditions of both the Company and the Bank would be adversely affected by deterioration in the general economic and real estate climate in our markets.
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

The operation of our business requires us to manage credit risk. As a lender, the Bank is exposed to the risk that borrowers will be unable to repay their loans according to their terms, and that the collateral securing repayment of their loans, if any, may not be sufficient to ensure repayment. In addition, there are risks inherent in making any loan, including risks with respect to the period of time over which the loan may be repaid, risks relating to proper loan underwriting, risks resulting from changes in economic and industry conditions and risks inherent in dealing with individual borrowers. In order to successfully manage credit risk, we must, among other things, maintain disciplined and prudent underwriting standards and ensure that our loan officers follow those standards. The weakening of these standards for any reason, such as an attempt to attract higher yielding loans, a lack of discipline or diligence by our employees in underwriting and monitoring loans, the inability of our employees to adequately adapt policies and procedures to address changes in economic or other conditions affecting borrowers (such as the current inflationary environment and elevated interest rates) and the quality of our loan portfolio, may result in loan defaults, foreclosures and additional charge-offs and may necessitate that we significantly increase our allowance for credit losses, each of which could adversely affect our net income. As a result, our inability to successfully manage credit risk could have a material adverse effect on our business, financial condition or results of operations.
The Company's profitability depends on the Bank's asset quality and lending risks.
Success in the banking industry largely depends on the quality of loans and other assets. A significant source of risk for us arises from the possibility that losses will be sustained because borrowers, guarantors and related parties may fail to perform in accordance with the terms of their loans. The Bank's loan officers are actively encouraged to identify deteriorating loans. Loans are also monitored and categorized through an analysis of their payment status. The Bank's failure to timely and accurately monitor the quality of its loans and other assets could have a materially adverse effect on the operations and financial condition of the Company and the Bank. There is a degree of credit risk associated with any lending activity. The Bank attempts to minimize its credit risk through loan diversification. Although the Bank's loan portfolio is varied, with no undue concentration in any one industry, substantially all of the loans in the portfolio have been made to borrowers in central, west central, and southwest Missouri. Therefore, the loan portfolio is susceptible to factors affecting the central, west central, and southwest Missouri area, as well as the Kansas City MSA, and the level of non-performing assets is heavily dependent upon local conditions. There can be no assurance that the level of the Bank's non-performing assets will not increase above current levels. High levels of non-performing assets could have a materially adverse effect on the operations and financial condition of the Company and the Bank.
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
Unfavorable or uncertain economic and market conditions, including slowing or recessionary economic conditions, reduced availability of commercial credit, rising inflation, and increasing unemployment may negatively impact the credit performance of commercial and consumer credit, resulting in additional write-downs. Concerns over the stability of the financial markets and the economy may result in decreased lending by financial institutions to their customers and to each other. Market turmoil may lead to increased commercial and consumer deficiencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity. Competition among depository institutions for deposits has increased significantly. Financial institutions may experience decreased access to deposits or borrowings due to unfavorable or uncertain economic and market conditions.
Emerging financial technologies such as digital assets, stablecoins, and distributed ledger systems may reduce the demand for traditional banking services and create new competitive pressures that adversely affect our business.
The rapid development and increasing regulatory acceptance of financial technologies such as digital assets (including cryptocurrencies and tokenized money), stablecoins and distributed ledger technologies ("DLT") could materially alter the financial services sector. These technologies enable near-instantaneous value transfer, programmable money and peer-to-peer settlement mechanisms, many of which may operate outside the traditional banking system.

Large technology companies, fintech platforms and digital asset service providers are increasingly offering products that compete with core banking functions, such as payments, custody, lending and liquidity management. Many of the providers of these emerging financial technology providers are not subject to the same regulatory or capital constraints as depository institutions. The adoption of digital financial infrastructure by governments or central banks, such as central bank digital currencies ("CBDCs"), or by major corporate platforms could accelerate these shifts.

Our ability to compete with larger institutions or well-capitalized technology entrants in developing or integrating emerging financial technologies is limited by our size, risk profile and depository institution regulatory obligations. A failure to adapt to or participate in these emerging ecosystems—either directly or through strategic partnerships—could erode the Bank’s traditional banking functions, reduce the Bank’s share of customer deposits and fee income, and adversely affect the Company’s long-term growth prospects and financial condition.

Recent federal legislation, including the GENIUS Act enacted in July 2025, established new regulatory requirements for payment stablecoins issued by banking organizations and their subsidiaries. Compliance with these requirements involves maintaining adequate asset reserves, extensive reporting obligations, independent audits and increased supervisory oversight. The Company’s potential involvement in issuing or supporting payment stablecoins could expose us to regulatory compliance risks, increased operational costs and evolving legal uncertainties. Additionally, rapid changes in digital asset regulation or adverse regulatory interpretations could adversely affect our business strategies and prospects in this emerging market, which could materially impact our financial condition and results of operations.
Smaller commercial borrowers may have fewer financial resources, which may impair their ability to repay loans.
We provide lending to many small- and medium-sized businesses, which generally have fewer financial resources than larger entities (in terms of capital or borrowing capacity). Accordingly, these businesses may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete, and may experience substantial volatility in operating results, any of which may impair the borrower's ability to repay a loan. If these or other borrowers are harmed by adverse business conditions in the markets in which we operate, it may result in an adverse effect to the business, financial condition and results of operations of the Company or the Bank.
The soundness of other financial institutions could adversely affect us.
The Company's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, could lead to market-wide liquidity problems and could lead to losses or defaults by us or by other institutions. Many of these transactions expose us to credit risk in the event of default of a counterparty or client. In addition, the Company's credit risk may be exacerbated when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect the Company's results of operations.
The bank failures of Silicon Valley Bank and First Republic Bank in California and Signature Bank in New York during 2023 caused a degree of panic and uncertainty in the investor community and among bank customers generally. Any future bank failures may reduce customer confidence, affect sources of funding and liquidity, increase regulatory requirements and costs, adversely affect financial markets and/or have a negative reputational ramification for the banking industry, including the Company.
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
We rely on customer deposits, including brokered deposits, and to a lesser extent on advances from the Federal Home Loan Bank ("FHLB") and federal funds purchased to fund our operations. Although we have historically been able to replace customer deposit withdrawals, maturing deposits, and advances if desired, we may not be able to replace such funds in the future if our financial condition, the financial condition of the FHLB or market conditions were to change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.
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
We are required by regulatory authorities to maintain adequate levels of capital to support operations. In addition, we may elect to raise additional capital to support the growth of the Company's business or to finance acquisitions, if any, or we may elect to raise additional capital for other reasons. Should we elect or be required by regulatory authorities to raise additional capital, we may seek to do so through the issuance of, among other things, common stock or securities convertible into common stock, which could dilute your ownership interest in the Company. Although we remain "well-capitalized", the future cost and availability of capital may be adversely affected by illiquid credit markets, economic conditions and a number of other factors, many of which are outside of the Company's control. Accordingly, we cannot assure you of the ability to raise additional capital if needed or on terms acceptable to us. If we cannot raise additional capital when needed or on terms acceptable to us, it may have a material adverse effect on the Company's financial condition and results of operations.
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
The Bank faces substantial competition in making loans, attracting deposits and providing other financial products and services. The Bank has numerous competitors for customers in its market area. Such competition for loans comes principally from:
•other commercial banks;
•savings banks;
•savings and loan associations;
•mortgage banking companies;
•finance companies; and
•credit unions.
Competition for deposits comes principally from:
•other commercial banks;
•savings banks;
•savings and loan associations;
•credit unions;
•brokerage firms;
•insurance companies; and
•mutual funds, including money market mutual funds and corporate and government securities funds.
Many of these competitors have greater financial resources and name recognition, more locations, more advanced technology and more financial products to offer than the Bank. Competition from larger institutions may increase due to an acceleration of bank mergers and consolidations in Missouri and the rest of the nation. In addition, the Gramm-Leach-Bliley Act removes many of the remaining restrictions in federal banking law against cross-ownership between banks and other financial institutions, such as insurance companies and securities firms. The law will likely further increase the number and financial strength of companies that compete directly with the Bank. In addition, competition from emerging financial technology companies, including crypto currencies, stable coins and other digital assets, may also increase if current adoption and usage trends continue.
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

We face strong competition from financial service companies and other companies that offer banking and wealth management services, which could adversely affect our business.
Many competitors offer the same, or a wider variety of, banking and wealth management services within the Company’s market areas. These competitors include national banks, regional banks and other community banks. The Company also faces competition from many other types of financial institutions, including savings and loan institutions, finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and online lenders, and other financial intermediaries. In addition, a number of out-of-state financial intermediaries have entered the Company’s primary market areas. Also, as discussed above, technology and other changes have lowered barriers to entry and made it possible for non-banks, or financial technology companies, to offer products and services traditionally provided by banks. We may not be able to compete successfully against current and future competitors. If we are unable to attract and retain banking and wealth management customers, we may be unable to grow our loan and deposit portfolios or our wealth management commissions, which could adversely affect our business, results of operations and financial condition.

Our wealth management fees may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.
The Company’s wealth management business derives a significant amount of its revenues from investment management fees based on assets under management. The Company’s ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of the Company’s past performance, in either relative or absolute terms, general market and economic conditions, and competition from other investment management firms or substitutes. A decline in the fair value of the assets under management would decrease the Company’s trust and wealth management fee income.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance could reduce the Company’s revenues and impede the growth of the Company’s wealth management business. For example, existing clients may withdraw funds from the Company’s wealth management business in favor of better performing products or firms; asset-based management fees could decline from a decrease in assets under management; the Company’s ability to attract funds from existing and new clients might diminish; and the Company’s portfolio managers may depart, to join a competitor or otherwise.

Even when market conditions are generally favorable, the Company’s investment performance may be adversely affected by the investment style of its portfolio managers and the particular investments that they make or recommend. Ultimately, the Company may not be able to compete successfully against current and future competitors. If the Company is unable to attract and retain banking and wealth management customers, it may be unable to grow its loan and deposit portfolios or its wealth management commissions, which could adversely affect its business, results of operations and financial condition.
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
Financial institutions are inherently exposed to operational risk in the form of theft and other fraudulent activity by employees, clients and other third parties targeting us and our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to systems used by us, our customers or third-party vendors, denial or degradation of service attacks, and malware or other cyberattacks. Although the Company devotes substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, the Company or the Bank may experience financial losses or reputational harm as a result of fraud. In addition, we may be required to make significant capital expenditures in order to modify and enhance our protective measures or to investigate and remediate fraudulent activity. Although we have not experienced any material business or reputational harm as a result of fraudulent activities in the past, the occurrence of fraudulent activity could damage our reputation, disrupt our business, increase our costs and cause losses in the future.
The Company's success largely depends on the efforts of its executive officers.
The success of the Company and the Bank has been largely dependent on the efforts of a limited number of executive officers and key employees. These individuals are expected to continue to perform their services. However, the loss of the services of any of these individuals could have a materially adverse effect on the Company and the Bank.
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
Severe weather, including tornadoes, droughts, hailstorms and other natural disasters, pandemics, such as the outbreak of COVID-19, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue or cause us to incur additional expenses. Operations in our markets could be disrupted by both the evacuation of large portions of the population as well as damage or lack of access to our banking and operation facilities. Geopolitical relations and events, including international trade relations and global military conflicts, may increase volatility in commodity and energy prices, create supply chain issues and cause instability in financial markets, which may adversely affect us and our clients. Although management has established business continuity plans and procedures, the occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations.
Climate change and responses to climate change may adversely impact our business, financial condition and results of operations.
Concerns over the long-term impacts of climate change have led and may continue to lead to governmental efforts to mitigate those impacts. Consumers and businesses are also changing their behavior and business preferences as a result of these concerns. New governmental regulations or guidance relating to climate change, as well as changes in consumers' and businesses' behaviors and business preferences, may cause us and our customers to experience cost increases, asset value reductions, operating process changes and delays in completion of projects. To the extent that climate change and responses to climate change negatively impact the businesses and financial condition of our customers, the credit risk associated with loans and other credit exposures to those customers may increase. In addition, weather events related to climate change could adversely affect our business and the businesses of our customers.

Risks Relating to Our Regulatory Environment
We may be adversely affected by changes in laws and regulations affecting the financial services industry.
Banks and bank holding companies such as the Company are subject to regulation by both federal and state bank regulatory agencies. The regulations, which are designed to protect bank customers and promote certain social policies, include limitations on the operations of banks and bank holding companies, such as minimum capital requirements and restrictions on dividend payments. The regulatory authorities have extensive discretion in connection with their supervision and enforcement activities and their examination policies, including the imposition of restrictions on the operation of a bank, the classification of assets by an institution and requiring an increase in a bank's allowance for credit losses. These regulations are not necessarily designed to maximize the profitability of banking institutions. Future changes in the banking laws and regulations and tax and accounting rules applicable to financial institutions could have a material adverse effect on the operations and financial condition of the Company and the Bank.

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

Current or proposed regulatory or legislative changes to laws applicable to the financial industry may impact the profitability of our business activities and may change certain of our business practices, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads, and could expose us to additional costs, including increased compliance costs. In addition, political developments, including the possible implementation of policies proposed by the current presidential administration, including tariffs, mass deportations and tax or financial regulations or the appointment of new personnel in regulatory agencies, add uncertainty to the implementation, scope and timing of regulatory reforms. These changes may also require us to invest significant management attention and resources to make any necessary changes to operations in order to comply and could therefore materially and adversely affect our business, financial condition and results of operations.

The Federal Reserve may require the Company to commit capital resources to support the Bank.
As a matter of policy, the Federal Reserve expects a bank holding company to act as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve may charge the bank holding company with engaging in unsafe and unsound practices for failure to adequately commit resources to a subsidiary bank. Accordingly, we may be required to make capital injections into a troubled subsidiary bank, even if such contribution creates a detriment to the Company or its stockholders. If we do not have sufficient resources on hand to fund the capital injection, we may be required to borrow funds or raise capital. Any such loans are subordinate in right of payment to deposits and to certain indebtedness of the subsidiary bank. In the event of bankruptcy of the bank holding company, claims based upon any commitments to fund capital injections are entitled to a priority of payment over claims made by general unsecured creditors, including holders of indebtedness. Thus, any borrowings incurred by the Company to make required capital injections to the Bank are difficult and expensive, and will adversely impact our financial condition, results of operations and future prospects.
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

The application of more stringent capital requirements to us and the Bank could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could further limit the Company's ability to make distributions, including paying out dividends or buying back shares.
Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, Real Estate Settlement Procedures Act, Truth-in-Lending Act, Community Reinvestment Act, Fair Lending Laws or other laws and regulations could result in fines or sanctions and curtail expansion opportunities.
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
We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our clients with non-affiliated third parties; (ii) requires that we provide certain disclosures to clients about our information collection, sharing and security practices and afford clients the right to "opt out" of any information sharing by us with non-affiliated third parties (with certain exceptions); and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards that are appropriate based on our size and complexity, the nature and scope of our activities and the sensitivity of client information we process, as well as plans for responding to data security breaches. Many state and federal banking regulators, states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notifications in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the U.S. and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of client or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level by the Federal Trade Commission, as well as at the state level.
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

The Company is subject to a number of federal and state laws and regulations requiring notifications and disclosures regarding certain cybersecurity incidents, which could be triggered as a result of incidents discussed above. In addition, the Company must consider and address cybersecurity considerations as part of its risk management processes. See Item 1C. Cybersecurity for additional information.
We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution's performance under the Community Reinvestment Act or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution's performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects. We may be subject to liability for potential violations of predatory lending laws, which could adversely impact our results of operations, financial condition and business.
We are subject to a number of other laws and regulations, which may adversely affect the operation of our business and increase our costs.
We are extensively regulated under U.S. federal and state law and are subject to a number of laws and regulations in addition to banking laws and regulations, including securities, insurance and tax laws and regulations. As a company whose stock is publicly traded, we are subject to various federal and state securities laws, including the Securities Act of 1933, as amended, the Exchange Act and the Sarbanes-Oxley Act of 2002, and we file periodic reports with the Securities and Exchange Commission. In addition, because our common stock is listed with The Nasdaq Stock Market LLC, we are subject to the listing rules of that exchange. The Company and its subsidiaries are subject to federal and state income taxes and Missouri franchise taxes and are potentially subject to audits by the Internal Revenue Service and state income and franchise tax examinations by the Missouri Department of Revenue. Any failure by us to comply with any laws or regulations, any change in such laws or regulations or the position of any regulatory agency with respect thereto, or any adverse result in any regulatory investigation or examination, including any tax audit or examination, could adversely affect our business, financial condition and results of operations.
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
The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology driven by products and services, which include developments in:
•telecommunications;
•data processing;
•automation;
•internet-based banking;
•telebanking; and
•debit cards and so-called "smart cards."
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

The development and use of artificial intelligence presents risks and challenges that may adversely impact our business.
The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate artificial intelligence ("AI") technology in certain business processes, services, or products. The development and use of AI presents risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

We rely on others to provide key components of our business infrastructure.
Third-party vendors provide key components of our business infrastructure such as internet connections, network access and core application processing. While we have selected these third-party vendors carefully, we do not control their actions. If these third-party vendors experience financial, operational or technological difficulties, perform their services poorly or terminate their services, and we are unable to replace them with other service providers, our operations could be interrupted. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to our customers or otherwise conduct our business efficiently and effectively. If a service interruption were to continue for a significant period of time, our business, financial condition and results of operations could be adversely affected, perhaps materially. Replacing these third-party vendors could also entail significant delay and additional expenses.

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
Our common stock is listed to trade on The Nasdaq Global Select Market but is thinly traded. As a result, you may not be able to sell your shares of common stock on short notice. Additionally, thinly traded stock can be more volatile than stock trading in an active public market. The sale of a substantial number of shares of our common stock at one time could temporarily depress the market price of our common stock, making it difficult for you to sell your shares and impairing our ability to raise capital.

Our common stock is not insured by any governmental entity.
Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity.
Item 1B. Unresolved Staff Comments.
None.
Item 1C. Cybersecurity.
We recognize the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving the value of the Company. Our board of directors is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company's overall approach to enterprise risk management ("ERM"). The Company maintains a cybersecurity and information technology ("IT") risk management program designed to prevent, detect and respond to information security threats, which is fully integrated into the Company’s ERM program.
Our cybersecurity and IT risk management program is based on recognized frameworks established by the National Institute of Standards and Technology ("NIST") Cybersecurity Framework, as well as the banking-specific framework from the Federal Financial Institution Examination Council’s ("FFIEC’s") Cybersecurity Assessment Tool. The Company’s program is led by our Director of Information Technology and Information Security Officer, whose teams are responsible for leading short-term and long-term enterprise-wide cybersecurity strategy, policy, standards, monitoring, architecture and processes. Our Director of Information Technology and Information Security Officer has over fifteen years of experience in the field of cybersecurity and over a decade of experience leading cybersecurity oversight in the banking industry.
Governance
Although it is management's job to assess and manage our Company's exposure to risk, our board of directors oversees our Company's ERM, including cybersecurity and IT risks and threats, and establishes policies that govern the process. Our board conducts much of its risk oversight activities through our Audit Committee, which works closely with our Chief Risk Officer and Internal Audit Manager. The Audit Committee has primary management responsibility for oversight of operations, technology and operational risk, including information security, fraud, vendor, data protection and privacy, business continuity and cybersecurity risks. Our Audit Committee meets at least quarterly with our Chief Risk Officer, Internal Audit Manager and other members of management to assess, among other things, cyber threats or risks to align the Company for effective cybersecurity risk management and reporting. The Audit Committee receives quarterly reports from our Internal Audit Manager and Director of Information Technology and Information Security Officer on, among other things, the Company's cyber risks and threats, the status of projects to strengthen the Company's information security program, the emerging threat landscape and key metrics from cybersecurity systems and monitoring. Our Chief Risk Officer provides a presentation on ERM to the full board at least once annually. From time to time our Audit Committee also receives updates between meetings from our Chief Risk Officer, Chief Executive Officer, Chief Financial Officer and other members of management relating to risk oversight matters.
Security event monitoring and detection
Our processes for assessing, identifying, and managing material risks from cybersecurity threats include using a wide range of industry-leading security tools, regularly updating our technology roadmaps, and mandating cybersecurity awareness, business continuity and incident response training for all employees.
Recognizing the complexity and evolving nature of cybersecurity threats, we engage a range of outside experts, including cybersecurity assessors, consultants and auditors in evaluating and testing our cybersecurity and IT risk management systems. Engaging outside vendors enables us to leverage specialized knowledge and insights, ensuring our cybersecurity and IT risk management strategies and processes remain sound. Our collaboration with these third parties includes threat assessments, consultation on security enhancements and regular audits, the results of these threat assessments and audits are reported to the Audit Committee. Strong vendor management and monitoring controls are enforced and require, at a minimum, annual due diligence on critical vendors.
We have implemented a comprehensive Incident Response Program to provide guidance in the event of a cybersecurity incident for contacting authorities and informing key stakeholders to ensure that any non-routine events are properly escalated. The Company participates in cybersecurity incident response exercises to test pre-planned response actions from the Company's plan and to facilitate group discussions regarding the effectiveness of the Company’s cybersecurity incident response strategies and tactics. We use a third-party security information and event management to provide 24x7x365 monitoring of logs, administrator and user actions, network and security appliances, and endpoint agents. Our Director of Information Technology and Information Security Officer actively engages with key vendors, industry participants, as well as other cybersecurity collaboration organizations.
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
Like other financial institutions, the Company experiences malicious cyber activity on an ongoing basis directed at its websites, computer systems, software, networks and users. This malicious activity includes attempts at unauthorized access, implantation of computer viruses or malware, and denial of service attacks. The Company also experiences large volumes of phishing and other forms of social engineering attempted for the purpose of perpetrating fraud. While, to date, malicious cyber activity, cyberattacks and other information security breaches have not had a material adverse impact on the Company, risk to its systems remains significant. See Item 1A. "Risk Factors" for additional information regarding information technology risks.
Item 2. Properties.
The Company does not own or lease any property. The Company's principal offices are located at 132 East High Street, Jefferson City, Missouri 65101. The table below provides a list of and information about the Bank's facilities as of December 31, 2025.

Location	Approximate Square Footage	Owned or Leased
8127 East 171st Street, Belton, MO	13,000	Owned
910 West Buchanan Street, California, MO	2,270	Owned
1400 East Ohio Street, Clinton, MO	13,551	Owned
803 E. Walnut St, Columbia, MO	9,698	Leased	(1)
1110 Club Village Drive, Columbia, MO	5,000	Owned
115 South 2nd Street, Drexel, MO	4,000	Owned
100 Plaza Drive, Harrisonville, MO	4,000	Owned
17430 East 39th Street, Independence, MO	4,070	Owned
132 East High Street, Jefferson City, MO	34,800	Owned
211 West Dunklin Street, Jefferson City, MO	2,500	Owned
800 Eastland Drive, Jefferson City, MO	4,100	Owned
3701 West Truman Blvd, Jefferson City, MO	21,000	Owned
8625 NE 85th St, Kansas City, MO	1,823	Leased	(2)
300 S.W. Longview Blvd, Lee's Summit, MO	11,700	Owned
335 Chestnut, Osceola, MO	1,580	Owned
321 West Battlefield, Springfield, MO	12,500	Owned
1891 Commercial Drive, Warsaw, MO	11,000	Owned
7400 College Boulevard, Suites 200 & 205, Overland Park, KS	15,172	Leased	(3)
(1)The term of this lease expires in February 2029.
(2)The term of this lease expires in August 2034.
(3)The term of this lease expires in March 2032.

Management believes that the current condition of each of the Bank's facilities is adequate for its business and that such facilities are adequately covered by insurance. Refer to Note 9, "Leases" in the Company's consolidated financial statements, included under the caption "Consolidated Financial Statements" in the Company's 2025 Annual Report to Shareholders (included as Exhibit 13 hereto), incorporated herein by reference.

Item 3. Legal Proceedings.
The information required by this Item is set forth in Note 19, "Commitments and Contingencies", in the Company's consolidated financial statements, included under the caption "Notes to the Consolidated Financial Statements" in the Company's 2025 Annual Report to Shareholders (included as Exhibit 13 hereto), incorporated herein by reference.
Item 4. Mine Safety Disclosures.
Not applicable
EXECUTIVE OFFICERS OF THE REGISTRANT
Executive officers of the Company are appointed by the board of directors and serve at the discretion of the board. The following table sets forth certain information with respect to all executive officers of the Company.

Name	Age	Position
Brent M. Giles	58	Chief Executive Officer and Director
Gregg A. Bexten	58	President and Director
Chris E. Hafner	59	Executive Vice President and Chief Financial Officer
Kathleen L. Bruegenhemke	60	Executive Vice President, Chief Risk Officer and Director
The business experience of the executive officers of the Company for the last five years is as follows:
Brent M. Giles has served as a director and CEO of the Company and of the Bank since May 2023. Mr. Giles served as Chairman, President and Chief Executive Officer of Bank of Blue Valley from July 2021 until he joined the Company, and as President and Chief Executive Officer of Wisconsin Bank & Trust from May 2020 until July 2021. From September 2003 until May 2020, Mr. Giles served as Chairman and Chief Executive Officer of Liberty Bancorp, Inc. and Bank Liberty, where he took the company public. Bank Liberty has been recognized as a "best bank," "best place to work," and "strongest mid-size bank." Prior to 2003, Mr. Giles had several commercial banking roles of increasing responsibility and spent 9 years as an FDIC examiner. Mr. Giles received his bachelor's degree in banking and finance and his MBA from the University of Missouri where he is still involved speaking to graduate banking classes.
Gregg A. Bexten has served as a director and president of the Company and of the Bank since May 2023. From 2014 until May 2023, he served as Regional President of our Central Region. From 1998 until 2014 he served as a commercial lender in our Central Region with titles of Senior Vice President and Vice President and as an Internal Auditor. Prior to joining the Bank, Mr. Bexten served as a commercial lender with another financial institution and as a Commissioned Bank Examiner for the Federal Reserve Bank of St. Louis. Mr. Bexten possesses considerable expertise in overseeing lending, various finance and regulatory compliance aspects of community banking, which he attained through over 30 years of service, first as a bank regulator and then as a dedicated, tenured employee of the Bank.
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
Kathleen L. Bruegenhemke has served as a director of the Company and of the Bank since March 2017. She has served as Executive Vice President of the Company since May 2024 and as Chief Risk Officer of the Company since June 2006. She served as Secretary of the Company from 1997 until 2025. From January 2017 until November 2023, she served as Chief Operating Officer of the Bank. From October 2014 until December 2016, she served as Columbia Market President for the Bank. From January 1992 until November 1997, she served as Internal Auditor of the Bank (or of one of its constituent predecessors). Prior to joining the Bank, Ms. Bruegenhemke served as a Commissioned Bank Examiner for the FDIC. Ms. Bruegenhemke is a certified public accountant and possesses considerable expertise in overseeing various finance, regulatory compliance and risk management aspects of community banking, which she attained through over 30 years of service, first as a bank regulator and then as a dedicated employee of the Bank.
There is no arrangement or understanding between any executive officer and any other person pursuant to which such executive officer was selected as an officer.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that referred to below, is incorporated herein by reference to the information under the caption "Market Price of and Dividends on Equity Securities and Related Matters" in the Company's 2025 Annual Report to Shareholders (included as Exhibit 13 hereto).
We refer you to Item 12 of this report under the caption "Securities Authorized For Issuance Under Equity Compensation Plans" for certain equity plan information.
The Company's Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the three months ended December 31, 2025:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
October 2025	—	$—	—	$8,732,076
November 2025	9,892	30.58	9,892	8,429,797
December 2025	—	—	—	8,429,797
Total	9,892	$30.58	9,892	$8,429,797
(1) On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. As of December 31, 2025, $8.4 million remains available for share repurchases pursuant to the plan.
Recent Issuance of Securities
None.
Item 6. [Reserved].

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 2025 Annual Report to Shareholders (included as Exhibit 13 hereto).
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

Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, the following factors:
•competitive pressures among financial services companies may increase significantly;
•changes in the interest rate environment may reduce interest margins;
•general economic conditions, either nationally or in the communities we serve, may be less favorable than expected and may adversely affect the quality of the Company's loans and other assets;
•increases in non-performing assets in the Company's loan portfolios and adverse economic conditions may necessitate increases to the provisions for credit losses;
•costs or difficulties related to the integration of the business of the Company and its acquisition targets may be greater than expected;
•legislative, regulatory, or tax law changes may adversely affect the business in which the Company and its subsidiaries are engaged;
•changes may occur in the securities markets;
•credit and market risks relating to increasing inflation;
•economic or other disruptions caused by acts of terrorism, war or other conflicts, changes in geopolitical conditions, natural disasters, such as hurricanes, wild fires, freezes, flooding and other man-made disasters, such as oil spills or power outages, health emergencies, epidemics or pandemics, climate changes or other catastrophic events;
•changes in the level and direction of loan delinquencies and write-offs and changes in estimates of the adequacy of the allowance for credit losses; and
•technological changes, including potential cybersecurity incidents and other disruptions, or innovations to the financial services industry.
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
Tools used by the Bank's management include modeling the effects on net interest income under different rate shock scenarios. At December 31, 2025, the Company's rate shock scenario models indicated that annual net interest income could change by as much as (0.43)% or (1.58)% should interest rates rise or fall, respectively, 200 basis points from their current level over a one-year period. These levels of interest rate risk are within limits set by the board in the Company's Funds Management, Investment Asset Liability Policy and management believes this is an acceptable level of interest rate risk. However, there are no assurances that the change will not be more or less than this estimate.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item, other than that provided above, is incorporated herein by reference to the information under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Quantitative and Qualitative Disclosures About Market Risk" in the Company's 2025 Annual Report to Shareholders (included as Exhibit 13 hereto).
Item 8. Financial Statements and Supplementary Data.
Pursuant to General Instruction G(2) to Form 10-K, the information required by this Item is incorporated herein by reference to the report of the independent registered public accounting firm and the information under the caption "Consolidated Financial Statements" in the Company's 2025 Annual Report to Shareholders (included as Exhibit 13 hereto).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a)Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this annual report, the Company's management, including the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) promulgated under the Exchange Act). Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2025, the Company's disclosure controls and procedures were effective.
(b)Management's Report on Internal Control Over Financial Reporting.
The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the Company's internal control over financial reporting, as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). Based upon its assessment, management has concluded that, as of December 31, 2025, the Company's internal control over financial reporting, is effective based on the criteria established in Internal Control-Integrated Framework (2013).
Management's assessment of the effectiveness of internal control over financial reporting, as of December 31, 2025, has been audited by Forvis Mazars, LLP, an independent registered public accounting firm, as stated in their report, which is included in this Annual Report on Form 10-K.
(c)Changes in Internal Control over Financial Reporting.
There have been no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors, and Audit Committee
Hawthorn Bancshares, Inc.

Opinion on the Internal Control Over Financial Reporting
We have audited Hawthorn Bancshares, Inc. and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of December 31, 2025 and 2024, and for each of the two years in the period ended December 31, 2025, and our report dated March 5, 2026 expressed an unqualified opinion on those financial statements.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

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

/s / Forvis Mazars, LLP

Kansas City, Missouri
March 5, 2026

Item 9B. Other Information.
During the three months ended December 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information under the caption “Executive Officers of the Registrant” in Part I of this report is incorporated herein by reference. The Company’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders (the "Proxy Statement") will contain under the captions "Item 1: Election of Directors," "Delinquent Section 16(a) Reports" (if applicable), "Corporate Governance and Board Matters—Consideration of Director Nominees" and "Corporate Governance and Board Matters—Committees of the Board—Audit Committee" additional information required by Item 10 of this report, which information is incorporated herein by this reference.
Code of Ethics
The Company has adopted a Code of Business Conduct and Ethics for directors, officers and employees including its principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. This code of Business Conduct and Ethics is posted on the Company's internet website (www.hawthornbancshares.com) under the "Governance Documents" menu tab and is available for your examination. A copy of this Code will be furnished without charge upon written request to Corporate Secretary, Hawthorn Bancshares, Inc., 132 East High Street, Jefferson City, Missouri 65101. Any substantive amendment to, or waiver from, a provision of this code that applies to the Company's principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions will be disclosed on the Company's internet website (www.hawthornbancshares.com) and, if required by the rules of the SEC or The Nasdaq Stock Market LLC, in reports the Company files with the SEC.

Insider Trading Policy
The Company has adopted an Insider Trading Policy governing the purchase, sale and other disposition of its securities by directors, officers and employees that is reasonably designed to promote compliance with insider trading laws, rules and regulations, and applicable listing standards of The Nasdaq Stock Market LLC, as well as procedures designed to further the foregoing purposes. In addition, the Insider Trading Policy requires the Company to comply with applicable laws and regulations relating to trading in its securities. A copy of the Company's Insider Trading Policy is filed with this report as Exhibit 19.
Item 11. Executive Compensation.
The Proxy Statement will contain under the captions "Executive Compensation and Related Matters," "Corporate Governance and Board Matters—Director Compensation," and "Policies and Practices for Granting Certain Equity Awards" the information required by Item 11 of this report, which information is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The Proxy Statement will contain under the caption "Ownership of Common Stock" information required by Item 12 of this report, which information is incorporated herein by reference.
Securities Authorized For Issuance Under Equity Compensation Plans
Information pertaining to equity compensation plans is contained in "Part II - Item 8. Financial Statements and Supplementary Data - Note 12 "Stockholders' Equity and Accumulated Other Comprehensive Income (Loss) Equity-Based Compensation Plan" of the Company's 2025 Annual Report and are incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The Proxy Statement will contain under the captions "Related Party Transactions," "Item 1: Election of Directors," and "Corporate Governance and Board Matters—Committees of the Board" the information required by Item 13 of this report, which information is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.
The Proxy Statement will contain under the caption "Independent Registered Public Accounting Firm Fees and Services" the information required by Item 14 of this report, which information is incorporated herein by reference.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)Exhibits, Financial Statements and Financial Statement Schedules:
1.Financial Statements:
The following consolidated financial statements of the Company and reports of the Company's independent registered public accounting firm, included in the Company's 2025 Annual Report to Shareholders (included as Exhibit 13 hereto) under the caption "Consolidated Financial Statements", are incorporated herein by reference:
Report of Independent Registered Public Accounting Firm.
Auditor Name: Forvis Mazars, LLP
Auditor Location: Kansas City, MO
Auditor Firm ID: 686
Consolidated Balance Sheets as of December 31, 2025 and 2024.
Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023.
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024, and 2023.
Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023.
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

10.2	Hawthorn Bancshares, Inc. Excess Benefit Plan (filed as Exhibit 10.2 to the Company's current report on Form 8-K on November 13, 2018 and incorporated herein by reference).*

10.3	Hawthorn Bancshares, Inc. Equity Incentive Plan (filed as Exhibit 10.1 to the Company's current report on Form 8-K on June 12, 2023 and incorporated herein by reference).*

10.4
Form of Hawthorn Bancshares, Inc. Equity Incentive Plan Restricted Stock Unit Award (Service-Based Vesting) (filed as Exhibit 10.2 to the Company's current report on Form 8-K on June 12, 2023 and incorporated herein by reference).*

13
The Company's 2025 Annual Report to Shareholders (only those portions of this Annual Report to Shareholders which are specifically incorporated by reference into this Annual Report on Form 10-K shall be deemed to be filed with the SEC).

14	Code of Business Conduct and Ethics of the Company (filed as Exhibit 14 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and incorporated herein by reference).

19
Policy on Securities Trading and Handling of Non-Public Information (filed as Exhibit 19 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and incorporated herein by reference).

21	List of Subsidiaries.

23.1	Consent of Independent Registered Public Accounting Firm.

23.2	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney (included on the signature page to this Annual Report on Form 10-K).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1
Policy for the Recovery of Erroneously Awarded Compensation (filed as Exhibit 97.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and incorporated herein by reference).*

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit No.	Description
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Management contracts or compensatory plans or arrangements required to be identified by Item 15(a).
____________________________

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

HAWTHORN BANCSHARES, INC.

Dated: March 5, 2026	By	/s/	Brent M. Giles
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

Date	Signature and Title

March 5, 2026	/s/ Brent M. Giles
Brent M. Giles, Chief Executive Officer (Principal Executive Officer) and Director

March 5, 2026	/s/ Chris E. Hafner
Chris E. Hafner, Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 5, 2026	/s/ Gregg A. Bexten
Gregg A. Bexten, President, Director

March 5, 2026	/s/ Kathleen L. Bruegenhemke
Kathleen L. Bruegenhemke, Director

March 5, 2026	/s/ David T. Turner
David T. Turner, Chairman, Director

March 5, 2026	/s/ Frank E. Burkhead
Frank E. Burkhead, Director

March 5, 2026	/s/ Philip D. Freeman
Philip D. Freeman, Director

March 5, 2026	/s/ Kevin L. Riley
Kevin L. Riley, Director

March 5, 2026	/s/ Gus S. (Jack) Wetzel III
Gus S. (Jack) Wetzel III, Director

March 5, 2026	/s/ Shawna M. Hettinger
Shawna M. Hettinger, Director

March 5, 2026	/s/ Jonathan L. States
Jonathan L. States, Director

March 5, 2026	/s/ Douglas T. Eden
Douglas T. Eden, Director

March 5, 2026	/s/ Jonathan D. Holtaway
Jonathan D. Holtaway, Director