Form 10-Q
period 2026-03-31
HAWTHORN BANCSHARES, INC.
filed 2026-05-08
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of May 8, 2026, the registrant had 6,896,585 shares of common stock, par value $1.00 per share, outstanding.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Table of Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands, except per share data)	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$13,369	$16,632
Other interest bearing deposits	88,549	87,680
Cash and cash equivalents	101,918	104,312
Certificates of deposit in other banks	1,000	1,000
Available-for-sale debt securities, at fair value	205,193	209,939
Other investments	5,615	5,976
Loans held for investment	1,454,171	1,486,792
Allowance for credit losses	(20,933)	(21,111)
Net loans	1,433,238	1,465,681
Loans held for sale	1	616
Premises and equipment - net	30,762	29,963
Premises and equipment held for sale, net	3,706	3,956
Other real estate owned - net	64	98
Cash surrender value of bank-owned life insurance	40,801	40,444
Accrued interest receivable and other assets	33,562	32,865
Total assets	$1,855,860	$1,894,850
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$425,433	$423,568
Savings, interest checking and money market	788,316	827,069
Time deposits	304,567	303,512
Total deposits	1,518,316	1,554,149
Federal Home Loan Bank advances and other borrowings	94,376	102,086
Subordinated notes	49,486	49,486
Operating lease liabilities	3,694	2,682
Finance lease liabilities	1,167	1,205
Accrued interest payable and other liabilities	13,435	11,013
Total liabilities	1,680,474	1,720,621
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,554,893 shares	7,555	7,555
Surplus	76,927	76,828
Retained earnings	112,156	107,863
Accumulated other comprehensive loss, net of tax	(6,471)	(3,613)
Treasury stock; 665,083 and 653,633 shares, at cost, respectively	(14,781)	(14,404)
Total stockholders’ equity	175,386	174,229
Total liabilities and stockholders’ equity	$1,855,860	$1,894,850
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
INTEREST INCOME
Interest and fees on loans	$22,093	$21,196
Interest and fees on loans held for sale	4	2
Interest on investment securities:
Taxable	1,164	1,304
Nontaxable	584	587
Federal funds sold and Other interest-bearing deposits	436	249
Dividends on other investments	113	120
Total interest income	24,394	23,458
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,662	4,349
Time deposits	2,209	2,464
Total interest expense on deposits	5,871	6,813
Interest on federal funds purchased and securities sold under agreements to repurchase and other	13	—
Interest on Federal Home Loan Bank advances	635	499
Interest on subordinated notes	773	852
Total interest expense on borrowings	1,421	1,351
Total interest expense	7,292	8,164
Net interest income	17,102	15,294
Release of credit losses on loans	(120)	(282)
Provision for (release of) credit losses on unfunded commitments	193	(58)
Total provision for (release of) credit losses on loans and unfunded commitments	73	(340)
Net interest income after provision for (release of) credit losses on loans and unfunded commitments	17,029	15,634
NON-INTEREST INCOME
Service charges and other fees	820	914
Bank card income and fees	908	925
Earnings on bank-owned life insurance	493	509
Wealth management revenue	616	473
Gain on sale of mortgage loans, net	77	126
(Losses) gains on other real estate owned and other assets, net	(34)	21
Other	221	495
Total non-interest income	3,101	3,463
Investment securities gains (losses), net	5	(2)
NON-INTEREST EXPENSE
Salaries and employee benefits	6,814	6,912
Occupancy expense, net	991	935
Furniture and equipment expense	770	793
Processing, network, and bank card expense	1,418	1,401
Legal, examination, and professional fees	802	493
Advertising and promotion	204	160
Postage, printing, and supplies	299	294
Other	1,705	1,511
Total non-interest expense	13,003	12,499
Income before income taxes	7,132	6,596
Income tax expense	1,389	1,213
Net income	$5,743	$5,383
Basic earnings per share	$0.83	$0.77
Diluted earnings per share	$0.83	$0.77
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Net income	$5,743	$5,383
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Change in unrealized gains on investment securities available-for-sale, net of tax	(2,613)	383
Adjustment for gains on sale of investment securities, net of tax	(9)	—
Defined benefit pension plans:
Amortization of net gains included in net periodic pension income, net of tax	(236)	(215)
Total other comprehensive income (loss)	(2,858)	168
Total comprehensive income	$2,885	$5,551
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended March 31, 2026 and 2025
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2025	$7,555	$76,828	$107,863	$(3,613)	$(14,404)	$174,229
Net income	—	—	5,743	—	—	5,743
Other comprehensive loss	—	—	—	(2,858)	—	(2,858)
Share-based compensation expense	—	122	—	—	—	122
Purchase of treasury stock	—	—	—	—	(396)	(396)
Restricted share unit vesting and taxes paid related to net share settlement	—	(23)	—	—	19	(4)
Cash dividends declared, common stock ($0.21 per share)	—	—	(1,450)	—	—	(1,450)
Balance, March 31, 2026	$7,555	$76,927	$112,156	$(6,471)	$(14,781)	$175,386

Balance, December 31, 2024	$7,555	$76,857	$89,542	$(12,443)	$(11,964)	$149,547
Net income	—	—	5,383	—	—	5,383
Other comprehensive income	—	—	—	168	—	168
Share-based compensation expense	—	81	—	—	—	81
Purchase of treasury stock	—	—	—	—	(440)	(440)
Cash dividends declared, common stock ($0.19 per share)	—	—	(1,328)	—	—	(1,328)
Balance, March 31, 2025	$7,555	$76,938	$93,597	$(12,275)	$(12,404)	$153,411
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$5,743	$5,383
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (release of) for credit losses on loans and unfunded commitments	73	(340)
Depreciation expense	439	535
Net amortization of investment securities, premiums, and discounts	77	118
Provision for valuation allowance for premises and equipment held for sale	278	—
Investment securities (gains) losses, net	(5)	2
Losses on sales and dispositions of premises and equipment	(5)	(50)
Gain on sales and dispositions of other real estate	—	(21)
Provision for valuation allowance for other real estate owned	34	—
Share-based compensation expense	122	81
Increase in cash surrender value - life insurance	(357)	(386)
Decrease in accrued interest receivable and other assets	1,263	889
Increase (decrease) in operating lease liabilities	39	(70)
Increase in accrued interest payable and other liabilities	271	(183)
Origination of mortgage loans held for sale	(14,690)	(1,335)
Proceeds from the sale of mortgage loans held for sale	14,766	1,237
Gain on sale of mortgage loans, net	(77)	(126)
Net cash provided by operating activities	7,971	5,734
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(1,000)	—
Proceeds from maturities of certificates of deposit in other banks	1,000	—
Net decrease (increase) in loans	33,179	(4,145)
Purchase of available-for-sale debt securities	(4,515)	(6,656)
Proceeds from maturities of available-for-sale debt securities	5,865	4,273
Proceeds from calls of available-for-sale debt securities	12	1,755
Purchases of FHLB stock	(32,527)	(4,029)
Proceeds from sales of FHLB stock	32,881	2,242
Purchases of premises and equipment	(1,871)	(272)
Proceeds from sales of premises and equipment	29	50
Proceeds from sales of other real estate and repossessed assets	—	799
Net cash provided by (used in) investing activities	33,053	(5,983)
Cash flows from financing activities:
Net increase in demand deposits	1,865	42,085
Net decrease in interest bearing transaction accounts	(38,753)	(27,445)
Net increase (decrease) in time deposits	1,055	(3,934)
Repayment of FHLB advances and other borrowings	(727,000)	(46,100)
Proceeds from FHLB advances and other borrowings	719,290	88,675
Proceeds from financing obligation	1,908	—
Purchase of treasury stock	(400)	(440)
Cash dividends paid - common stock	(1,383)	(1,328)
Net cash provided by (used in) financing activities	(43,418)	51,513
Net (decrease) increase in cash and cash equivalents	(2,394)	51,264
Cash and cash equivalents, beginning of period	104,312	50,994
Cash and cash equivalents, end of period	$101,918	$102,258
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Three Months Ended March 31,
(In thousands)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,213	$8,288
Income taxes	3,206	—
Non-cash investing and financing activities:
Right of use assets obtained in exchange for new operating lease liabilities	935	1,420
Dividends declared not paid - common stock	1,449	1,328
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
The accompanying unaudited consolidated financial statements of the Company have been prepared in conformity with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q, and Rule 10-01 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements and should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
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
Recent Developments
One Big Beautiful Bill Act. On July 4, 2025, the One Big Beautiful Bill Act (the “OBBBA”), which includes a broad range of tax reform provisions, was signed into law in the United States. The OBBBA tax provisions have multiple effective dates, with certain provisions effective in 2025 and others being phased in through 2027. The Company is continuing to evaluate the effect that the OBBBA will have on the Company’s financial condition, but does not currently expect it will have a material impact on its results of operations.
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

Failed Sale-Leaseback/Financing Obligation. During the quarter, the Company transferred legal title to certain real estate and entered into a related lease and development arrangement with the buyer. The transaction did not qualify as a sale under ASC 842 because control did not transfer under ASC 606 due to continuing involvement, including contractual provisions that affect the transfer of control. Accordingly, the Company continues to recognize the real estate within premises and equipment and recorded the $1.9 million of proceeds received as a financing obligation. The financing obligation is subsequently accounted for under the effective interest method and periodic payments are allocated between interest expense and reduction of the financing obligation. Proceeds received are presented as financing cash inflows and principal repayments as financing cash outflows in the statement of cash flows.
Recent Accounting Pronouncements
Income Statement. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.

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
(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s loans held for investment portfolio at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commercial, financial, and agricultural	$223,378	$227,584
Real estate construction − residential	42,487	39,609
Real estate construction − commercial	83,666	83,846
Real estate mortgage − residential	367,081	369,636
Real estate mortgage − commercial	728,184	755,892
Installment and other consumer	9,375	10,225
Total loans held for investment	$1,454,171	$1,486,792
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one geographic sector. Accrued interest on loans totaled $6.8 million at both March 31, 2026 and December 31, 2025, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At March 31, 2026, loans of $724.6 million were pledged to the Federal Home Loan Bank (“FHLB”) as collateral for borrowings and letters of credit.
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
Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance-sheet credit exposures, including unfunded loan commitments, unless the associated obligation is unconditionally cancellable by the Company. This allowance is included in other liabilities on the consolidated balance sheets with associated expense recognized as a component of the provision for credit losses on the consolidated statements of income. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans, however, the liability for unfunded lending

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
commitments incorporates an assumption for the portion of unfunded commitments that are expected to be funded. The allowance for credit losses on unfunded commitments totaled $1.2 million and $1.0 million at March 31, 2026 and December 31, 2025, respectively.
Sensitivity in the Allowance for Credit Loss Model
The allowance for credit losses is an estimate that requires significant judgment including projections of the macroeconomic environment. The forecasted macroeconomic environment continuously changes, which can cause fluctuations in estimated expected losses.
The following tables illustrate the changes in the allowance for credit losses on loans by portfolio segment:

	Three Months Ended March 31, 2026
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$3,655	$975	$1,719	$4,823	$9,839	$100	$—	$21,111
Charge-offs	(10)	—	—	—	(23)	(60)	—	(93)
Recoveries	4	—	—	5	—	26	—	35
Provision for (release of) credit losses	680	72	181	(439)	(644)	30	—	(120)
Balance at end of period	$4,329	$1,047	$1,900	$4,389	$9,172	$96	$—	$20,933

	Three Months Ended March 31, 2025
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Balance at beginning of period	$1,560	$578	$2,221	$5,310	$12,305	$138	$(68)	$22,044
Charge-offs	(13)	—	—	(6)	(33)	(90)	—	(142)
Recoveries	67	—	—	8	58	27	—	160
Provision for (release of) credit losses	(167)	5	(554)	(178)	278	42	292	(282)
Balance at end of period	$1,447	$583	$1,667	$5,134	$12,608	$117	$224	$21,780

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
There have been no significant changes to the types of collateral securing the Company's collateral dependent loans since December 31, 2025.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The amortized cost of collateral-dependent loans by class as of March 31, 2026 and December 31, 2025 was as follows:

	Collateral Type
(dollars in thousands)	Real Estate	Other	Allowance Allocated
March 31, 2026
Commercial, financial, and agricultural	$—	$3,437	$2,078
Real estate mortgage − residential	3,906	—	42
Real estate mortgage − commercial	—	—	—
Total	$3,906	$3,437	$2,120

December 31, 2025
Commercial, financial, and agricultural	$—	$3,558	$1,477
Real estate mortgage − residential	3,914	—	432
Total	$3,914	$3,558	$1,909
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at March 31, 2026:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
Commercial, Financial, & Agricultural
Pass	$8,200	$61,867	$10,408	$8,089	$15,506	$43,438	$64,594	$851	$212,953
Watch	—	304	2	56	7	146	343	744	1,602
Special Mention	—	342	—	2,993	313	248	—	—	3,896
Substandard	—	217	678	15	3,050	555	412	—	4,927
Total	$8,200	$62,730	$11,088	$11,153	$18,876	$44,387	$65,349	$1,595	$223,378
Gross YTD charge-offs	$—	$—	$—	$—	$—	$10	$—	$—	$10
Real Estate Construction - Residential
Pass	$3,901	$29,462	$3,552	$4,865	$—	$—	$619		$42,399
Watch	—	—	—	88	—	—	—		88
Total	$3,901	$29,462	$3,552	$4,953	$—	$—	$619	$—	$42,487
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Construction - Commercial
Pass	$4,742	$38,617	$21,804	$6,380	$2,850	$3,399	$4,666	$1,085	$83,543
Watch	59	—	28	—	7	—	—	—	94
Substandard	—	29	—	—	—	—	—	—	29
Total	$4,801	$38,646	$21,832	$6,380	$2,857	$3,399	$4,666	$1,085	$83,666
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Mortgage - Residential
Pass	$9,487	$64,117	$19,734	$35,121	$94,434	$85,043	$51,043	$458	$359,437
Watch	231	437	—	—	498	571	31	98	1,866
Substandard	—	3,463	96	486	1,273	174	286	—	5,778
Total	$9,718	$68,017	$19,830	$35,607	$96,205	$85,788	$51,360	$556	$367,081
Gross YTD charge-offs									$—
Real Estate Mortgage - Commercial
Pass	$54,100	$168,656	$40,736	$72,910	$154,421	$179,052	$17,615	$1,630	$689,120
Watch	540	2,043	445	159	3,932	252	—	—	7,371
Special Mention	—	1	20,309	—	4,865	—	—	—	25,175
Substandard	—	1,311	147	47	3,945	924	144	—	6,518
Total	$54,640	$172,011	$61,637	$73,116	$167,163	$180,228	$17,759	$1,630	$728,184
Gross YTD charge-offs	$—	$—	$—	$—	$—	$23	$—	$—	$23
Installment and other Consumer
Pass	$882	$2,353	$864	$1,368	$1,327	$2,478	$59	$—	$9,331
Substandard	—	—	—	17	13	14	—	—	44
Total	$882	$2,353	$864	$1,385	$1,340	$2,492	$59	$—	$9,375
Gross YTD charge-offs	$—	$—	$—	$—	$—	$60	$—	$—	$60
Total Portfolio
Pass	$81,312	$365,072	$97,098	$128,733	$268,538	$313,410	$138,596	$4,024	$1,396,783
Watch	830	2,784	475	303	4,444	969	374	842	11,021
Special Mention	—	343	20,309	2,993	5,178	248	—	—	29,071
Substandard	—	5,020	921	565	8,281	1,667	842	—	17,296
Total	$82,142	$373,219	$118,803	$132,594	$286,441	$316,294	$139,812	$4,866	$1,454,171

Total Gross YTD charge-offs	$—	$—	$—	$—	$—	$93	$—	$—	$93

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the recorded investment by risk categories at December 31, 2025:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025
Commercial, Financial, & Agricultural
Pass	$65,367	$11,383	$9,223	$17,270	$19,867	$24,386	$66,741	$1,279	$215,516
Watch	581	164	93	8	—	148	1,473	—	2,467
Special Mention	729	—	3,058	317	—	261	—	—	4,365
Substandard	203	679	15	3,184	536	25	594	—	5,236
Total	$66,880	$12,226	$12,389	$20,779	$20,403	$24,820	$68,808	$1,279	$227,584
Gross YTD charge-offs	$—	$307	$73	$78	$—	$59	$521	$—	$1,038
Real Estate Construction - Residential
Pass	$30,523	$4,066	$4,881	$—	$—	$—	$51	$—	$39,521
Watch	—	—	88	—	—	—	—	—	88
Total	$30,523	$4,066	$4,969	$—	$—	$—	$51	$—	$39,609
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Construction - Commercial
Pass	$44,693	$17,876	$8,737	$3,226	$2,757	$687	$4,660	$1,085	$83,721
Watch	59	29	—	8	—	—	—	—	96
Substandard	29	—	—	—	—	—	—	—	29
Total	$44,781	$17,905	$8,737	$3,234	$2,757	$687	$4,660	$1,085	$83,846
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Mortgage - Residential
Pass	$63,792	$21,182	$36,980	$98,512	$42,745	$48,795	$48,900	$1,039	$361,945
Watch	442	—	—	487	370	442	31	157	1,929
Substandard	3,463	98	495	1,301	—	189	216	—	5,762
Total	$67,697	$21,280	$37,475	$100,300	$43,115	$49,426	$49,147	$1,196	$369,636
Gross YTD charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Real Estate Mortgage - Commercial
Pass	$186,984	$43,797	$82,928	$161,945	$151,011	$70,426	$16,381	$1,642	$715,114
Watch	3,185	445	214	3,978	325	631	—	—	8,778
Special Mention	—	20,561	—	4,932	—	—	—	—	25,493
Substandard	1,311	147	—	4,145	—	760	144	—	6,507
Total	$191,480	$64,950	$83,142	$175,000	$151,336	$71,817	$16,525	$1,642	$755,892
Gross YTD charge-offs	$—	$49	$76	$—	$—	$32	$—	$—	$157
Installment and other Consumer
Pass	$2,696	$1,063	$1,764	$1,628	$367	$2,605	$68	$—	$10,191
Substandard	—	—	7	13	14	—	—	—	34
Total	$2,696	$1,063	$1,771	$1,641	$381	$2,605	$68	$—	$10,225
Gross YTD charge-offs	$—	$3	$33	$13	$—	$330	$—	$—	$379
Total Portfolio
Pass	$394,055	$99,367	$144,513	$282,581	$216,747	$146,899	$136,801	$5,045	$1,426,008
Watch	4,267	638	395	4,481	695	1,221	1,504	157	13,358
Special Mention	729	20,561	3,058	5,249	—	261	—	—	29,858
Substandard	5,006	924	517	8,643	550	974	954	—	17,568
Total	$404,057	$121,490	$148,483	$300,954	$217,992	$149,355	$139,259	$5,202	$1,486,792

Total Gross YTD charge-offs	$—	$359	$182	$91	$—	$435	$521	$—	$1,588

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
The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual	90 Days Past Due And Still Accruing	Total Non-performing Loans
March 31, 2026
Commercial, Financial, and Agricultural	$603	$231	$834	$2	$836
Real estate mortgage − residential	3,463	2,251	5,714	—	5,714
Real estate mortgage − commercial	—	191	191	—	191
Installment and Other Consumer	—	44	44	6	50
Total	$4,066	$2,717	$6,783	$8	$6,791

December 31, 2025
Commercial, Financial, and Agricultural	$603	$400	$1,003	$—	$1,003
Real estate mortgage − residential	—	5,656	5,656	29	5,685
Real estate mortgage − commercial	—	143	143	—	143
Installment and Other Consumer	—	34	34	—	34
Total	$603	$6,233	$6,836	$29	$6,865
No material amount of interest income was recognized on non-accrual loans during the three months ended March 31, 2026.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table provides aging information for the Company’s past due and non-accrual loans at March 31, 2026 and December 31, 2025:

(dollars in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
March 31, 2026
Commercial, Financial, and Agricultural	$222,542	$—	$2	$834	$223,378
Real estate construction − residential	42,487	—	—	—	42,487
Real estate construction − commercial	83,666	—	—	—	83,666
Real estate mortgage − residential	359,947	1,420	—	5,714	367,081
Real estate mortgage − commercial	727,337	656	—	191	728,184
Installment and Other Consumer	9,222	103	6	44	9,375
Total	$1,445,201	$2,179	$8	$6,783	$1,454,171

December 31, 2025
Commercial, Financial, and Agricultural	$226,129	$452	$—	$1,003	$227,584
Real estate construction − residential	39,521	88	—	—	39,609
Real estate construction − commercial	83,846	—	—	—	83,846
Real estate mortgage − residential	362,289	1,662	29	5,656	369,636
Real estate mortgage − commercial	755,512	237	—	143	755,892
Installment and Other Consumer	10,105	86	—	34	10,225
Total	$1,477,402	$2,525	$29	$6,836	$1,486,792
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

For each of the three months ended March 31, 2026 and 2025, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. Loans held for sale totaled $1.0 thousand at March 31, 2026 and $0.6 million at December 31, 2025.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans
The following table provides details of the Company’s other real estate and other assets acquired in the settlement of loans as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Real estate mortgage - commercial	98	98
Total	$98	$98
Less valuation allowance for other real estate owned	(34)	—
Total other real estate owned and repossessed assets	$64	$98
At March 31, 2026, there were $0.2 million of consumer mortgage loans secured by residential real estate properties in the process of foreclosure. There were none at December 31, 2025.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Balance at beginning of period	$—	$2,003
Provision for (release of) provision for valuation allowance for other real estate owned	34	—
Charge-offs	—	—
Balance at end of period	$34	$2,003

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2026 and December 31, 2025 were as follows:

		Gross Unrealized
(dollars in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
March 31, 2026
U.S. Treasury	$4,952	$68	$—	$5,020
U.S. government-sponsored enterprises	4,001	15	(127)	3,889
Obligations of states and political subdivisions	120,145	7	(20,187)	99,965
Mortgage-backed securities
Residential	57,015	434	(2,260)	55,189
Commercial	14,763	16	(1,844)	12,935
Other debt securities (1)	27,150	346	(604)	26,892
Bank issued trust preferred securities (1)	1,486	—	(183)	1,303
Total available-for-sale securities	$229,512	$886	$(25,205)	$205,193

December 31, 2025
U.S. Treasury	$4,949	$119	$—	$5,068
U.S. government-sponsored enterprises	5,001	31	(116)	4,916
Obligations of states and political subdivisions	121,569	28	(17,406)	104,191
Mortgage-backed securities
Residential	59,865	750	(2,232)	58,383
Commercial	15,090	19	(1,995)	13,114
Other debt securities (1)	22,979	297	(325)	22,951
Bank issued trust preferred securities (1)	1,486	—	(170)	1,316
Total available-for-sale securities	$230,939	$1,244	$(22,244)	$209,939
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
Debt securities with carrying values aggregating approximately $105.6 million and $101.5 million at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no proceeds from sales of available-for-sale securities for each of the three months ended March 31, 2026 and 2025. All gains and losses recognized on equity securities during each of the three months ended March 31, 2026 and 2025 were unrealized. During the three months ended March 31, 2026, the Company recorded net investment securities gains of approximately $0.01 million from called securities.
The amortized cost and fair value of debt securities classified as available-for-sale at March 31, 2026, by contractual maturity are shown below. Accrued interest on investments totaled $1.3 million and $1.5 million at March 31, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	March 31, 2026
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,450	$1,452
Due after one year through five years	15,576	15,266
Due after five years through ten years	43,778	40,891
Due after ten years	96,930	79,460
Total	157,734	137,069
Mortgage-backed securities	71,778	68,124
Total available-for-sale securities	$229,512	$205,193
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

(dollars in thousands)	March 31, 2026	December 31, 2025
FHLB stock	$5,405	$5,759
MIB stock	151	151
Equity securities with readily determinable fair values	59	66
Total other investment securities	$5,615	$5,976

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2026 and December 31, 2025 were as follows:

	Less than 12 months		12 months or more
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
March 31, 2026
U.S. government-sponsored enterprises	$—	$—	$1,873	$(127)	$1,873	$(127)
Obligations of states and political subdivisions	3,289	(21)	95,213	(20,166)	98,502	(20,187)
Mortgage-backed securities
Residential	—	—	19,552	(2,260)	19,552	(2,260)
Commercial	2,610	(10)	9,041	(1,834)	11,651	(1,844)
Other debt securities	11,539	(347)	4,568	(257)	16,107	(604)
Bank issued trust preferred securities	—	—	1,303	(183)	1,303	(183)
Total	$17,438	$(378)	$131,550	$(24,827)	$148,988	$(25,205)

December 31, 2025
U.S. government-sponsored enterprises	—	—	1,884	(116)	1,884	(116)
Obligations of states and political subdivisions	604	(1)	100,994	(17,405)	101,598	(17,406)
Mortgage-backed securities
Residential	—	—	20,533	(2,232)	20,533	(2,232)
Commercial	848	(7)	9,639	(1,988)	10,487	(1,995)
Other debt securities	2,703	(72)	4,572	(253)	7,275	(325)
Bank issued trust preferred securities	—	—	1,316	(170)	1,316	(170)
Total	$4,155	$(80)	$138,938	$(22,164)	$143,093	$(22,244)
The total available-for-sale portfolio consisted of approximately 382 securities at March 31, 2026. The portfolio included 343 securities having an aggregate fair value of $149.0 million that were in a loss position at March 31, 2026. The $25.2 million aggregate unrealized loss included in accumulated other comprehensive loss at March 31, 2026 was caused by interest rate fluctuations.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table reflects the estimated fair value of derivative instruments not designated as hedging instruments included in other assets and other liabilities on the consolidated balance sheets along with their respective notional amounts on a gross basis:

	As of March 31, 2026			As of December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Interest Rate Products	$16,542	$142	$171	$16,542	$180	$191
Total derivatives not designated as hedging instruments		$142	$171		$180	$191
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for each of the three months ended March 31, 2026 and 2025. The Company did not recognize other income related to client swaps in any of the three months ended March 31, 2026 and 2025.

		Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended March 31,
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	2026	2025
Interest Rate Products (1)	Other non-interest income	$(18)	$(23)
Total		$(18)	$(23)
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
Collateral Requirements
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized or adequately-capitalized institution, then the Company could be required to post additional collateral.

Certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of March 31, 2026, the Company had recorded the obligation to collect cash collateral of $0.13 million.
As of March 31, 2026, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.03 million. As of March 31, 2026, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at March 31, 2026, it could have been required to settle its obligations under the agreements at their termination value of $0.
(6) Deposits
The table below presents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 and brokered deposits for the periods indicated.

(dollars in thousands)	March 31, 2026	December 31, 2025
Time deposits with balances > $250,000	$92,890	$90,504
Brokered deposits	4,012	502

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(7) Leases
Leases are classified as operating or finance leases at the lease commencement date. The Company's leases primarily consist of office space, bank branches and bank equipment with original lease terms of generally 1 to 10 years. Lease right-of-use ("ROU") assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company's incremental borrowing rate at the lease commencement date.
Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in net occupancy expense in the Consolidated Statements of Income.
The components of lease expense for the three months ending March 31, 2026, and 2025 are shown in the table below.

	March 31,
(dollars in thousands)	2026	2025
Operating lease expense	$227	$141
Financing lease expense	13	—
ROU assets and lease liabilities by lease type, and the associated balance sheet classifications are shown in table below as of March 31, 2026 and 2025.

		March 31,
(dollars in thousands)	Balance Sheet Classification	2026	2025
ROU assets
ROU assets-operating leases	Premises and equipment, net	$3,449	$2,941
ROU assets-finance leases	Premises and equipment, net	1,168	—
Total ROU assets		$4,617	$2,941

Lease liabilities
Operating lease liabilities	Operating lease liabilities	$3,694	$3,028
Finance lease liabilities	Finance lease liabilities	1,167	—
Total lease liabilities		$4,861	$3,028
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Company's lease liabilities were as follows:

Lease payments due in:	Operating Lease	Finance Leases	Total
(dollars in thousands)
2026 remaining	$549	$150	$699
2027	789	201	990
2028	789	201	990
2029	596	201	797
2030	567	201	768
Thereafter	909	400	1,309
Total lease payments	4,199	1,354	5,553
Less imputed interest	(505)	(187)	(692)
Total lease liabilities, as reported	$3,694	$1,167	$4,861

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the weighted average remaining lease term, in years, and the weighted average discount rate by lease type as of March 31, 2026 and 2025.

	March 31,
	2026	2025
Operating lease weighted average remaining lease term (in years)	5.7	5.9
Operating lease weighted average discount rate	4.40%	4.40%

Finance lease weighted average remaining lease term (in years)	6.75	0
Finance lease weighted average discount rate	4.55%	—%
(8) Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31, 2026
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(16,590)	$12,977	$(3,613)
Other comprehensive loss, before reclassifications	(3,310)	(299)	(3,609)
Amounts reclassified from accumulated other comprehensive loss	(9)	—	(9)
Current period other comprehensive loss, before tax	(3,319)	(299)	(3,618)
Income tax benefit	697	63	760
Current period other comprehensive loss, net of tax	(2,622)	(236)	(2,858)
Balance at end of period	$(19,212)	$12,741	$(6,471)

	Three Months Ended March 31, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(24,416)	$11,973	$(12,443)
Other comprehensive income (loss), before reclassifications	485	(272)	213
Current period other comprehensive income (loss), before tax	485	(272)	213
Income tax (benefit) expense	(102)	57	(45)
Current period other comprehensive income (loss), net of tax	383	(215)	168
Balance at end of period	$(24,033)	$11,758	$(12,275)
(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net, in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension income.
Repurchase Program
On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 12,000 common shares under its repurchase programs during the first three months of 2026 at an average cost of $32.68 per share totaling $0.4 million. As of March 31, 2026, $8.0 million remained available for share repurchases pursuant to the Company's current repurchase program.

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
The following table summarizes the status of the Company's RSUs for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026		2025
	Quantity	Weighted-Average Grant Date Fair Value Per share	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at beginning of period	39,037	$26.64	35,336	$22.84
Granted	2,000	33.49	2,000	33.17
Vested	666	33.17	—	—
Forfeited	667	32	—	—
Non-vested at end of period	39,704	$26.79	37,336	$23.39
The fair value of the RSUs units is determined using the Company’s stock price on the date of grant. Total share-based compensation expense recognized for these RSUs was $0.1 million for the three months ended March 31, 2026, compared to $0.08 million for the three months ended March 31, 2025. Forfeitures will be recognized as they occur.
At March 31, 2026, there was $0.8 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 2.0 years.
(10) Retirement Plans
Profit-sharing Plan
The Company's profit-sharing plan includes a matching 401(k) portion, in which the Company matches the first 3% of eligible employee contributions. The Company made annual contributions for the discretionary portion in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown. In addition,

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
employees were able to make additional tax-deferred contributions. Total expense recorded for the Company match was $0.1 million and $0.2 million in the three months ended March 31, 2026 and 2025, respectively. The employer discretionary profit-sharing expense for the 401(k) plan was $0.3 million and $0.3 million for the three months ended March 31, 2026 and 2025, respectively.
Other Plans
On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (“SERP”), effective as of January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.
The accrued liability relating to the SERP was $1.6 million as of March 31, 2026, and the expense for the three months ended March 31, 2026 was $0.02 million, compared to $0.02 million for the three months ended March 31, 2025, and is recognized over the required service period.
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
Components of Net Pension Cost (Income) and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension income for the periods indicated:

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Service cost - benefits earned during the year	$186	$221
Interest costs on projected benefit obligations (1)	397	399
Expected return on plan assets (1)	(616)	(585)
Expected administrative expenses	38	36
Amortization of unrecognized net gain (1)	(299)	(272)
Net periodic pension income	$(294)	$(201)
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
Presented below is a summary of the components used to calculate basic and diluted earnings per common share:

	Three Months Ended March 31,
(in thousands, except per share data)	2026	2025
Net income available to shareholders	$5,743	$5,383

Basic weighted-average shares outstanding	6,897,487	6,983,163
Effect of dilutive equity-based awards	16,617	15,013
Diluted weighted-average shares outstanding	6,914,104	6,998,176

Basic earnings per share	$0.83	$0.77
Diluted earnings per share	$0.83	$0.77
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025 aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Assets:
U.S. Treasury	$5,020	$5,020	$—	$—
U.S. government-sponsored enterprises	3,889	—	3,889	—
Obligations of states and political subdivisions	99,965	—	99,965	—
Mortgage-backed securities
Residential	55,189	—	55,189	—
Commercial	12,935	—	12,935	—
Other debt securities	26,892	—	26,892	—
Bank-issued trust preferred securities	1,303	—	1,303	—
Equity securities	59	59	—	—
Derivative instruments, interest rate swaps	142		142
Total	$205,394	$5,079	$200,315	$—
Liabilities:
Derivative instruments, interest rate swaps	$171	$—	$171	$—
Total	$171	$—	$171	$—

December 31, 2025
Assets:
U.S. Treasury	$5,068	$5,068	$—	$—
U.S. government-sponsored enterprises	4,916	—	4,916	—
Obligations of states and political subdivisions	104,191	—	104,191	—
Mortgage-backed securities
Residential	58,383	—	58,383	—
Commercial	13,114	—	13,114
Other debt securities	22,951	—	22,951	—
Bank-issued trust preferred securities	1,316	—	1,316	—
Equity securities	66	66	—	—
Derivative instruments, interest rate swaps	180	—	180	—
Total	$210,185	$5,134	$205,051	$—
Liabilities:
Derivative instruments, interest rate swaps	$191	$—	$191	$—
Total	$191	$—	$191	$—
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
Other Real Estate and Repossessed Assets
Other real estate owned (“OREO”) and repossessed assets consisted of loan collateral repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Subsequent to foreclosure, these assets are initially carried at fair value of the collateral less estimated selling costs. Fair value, when recorded, is generally based upon appraisals by approved, independent state-certified appraisers. Like collateral dependent loans, appraisals on OREO may be discounted based on the Company’s historical knowledge, changes in market conditions from the time of appraisal or other information available. During the holding period, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.
Premises and Equipment Held for Sale, net
Premises and equipment held for sale, net, are carried at the lower of cost or estimated fair value less disposal costs. Fair value, when recorded, is generally based upon appraisals by approved, independent state certified appraisers. Valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3. Subsequent write-downs and gains or losses on sales are recorded to (losses) gains on other real estate owned and other assets, net.

		Fair Value Measurements Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)		Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Year to Date Total Gains (Losses) (1)
March 31, 2026
Collateral dependent loans:
Commercial, financial, & agricultural	$1,359	$—		$—	$1,359	$—
Real estate mortgage - residential	3,864	—		—	3,864	—
Total	$5,223	$—		$—	$5,223	$—
Other real estate and repossessed assets	$64	$—		$—	$64	$(34)
Premises and equipment held for sale, net	$3,706	$—	$—	$—	$3,706	$(278)
December 31, 2025
Collateral dependent loans:
Commercial, financial, & agricultural	$2,081	$—		$—	$2,081	$(1,640)
Real estate mortgage - residential	3,482	—		—	3,482	(432)
Total	$5,563	$—		$—	$5,563	$(2,072)
Other real estate and repossessed assets	$98	$—		$—	$98	$—
Premises and equipment held for sale, net	$3,956				$3,956	$(225)
(1)Total gains (losses) reported for Other real estate owned and repossessed assets and Premises and equipment held for sale, net, includes charge-offs, valuation write-downs, and net losses taken during the periods reported.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
A summary of the carrying amounts and fair values of the Company’s financial instruments at March 31, 2026 and December 31, 2025 is as follows:

			March 31, 2026
			Fair Value Measurements
	March 31, 2026		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$13,369	$13,369	$13,369	$—	$—
Federal funds sold and overnight interest bearing deposits	88,549	88,549	88,549	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Other investment securities	5,556	5,556	—	5,556	—
Loans, net	1,433,238	1,461,601	—	—	1,461,601
Loans held for sale	1	1	—	1	—
Accrued interest receivable	8,333	8,333	8,333	—	—
Total assets	$1,550,046	$1,578,409	$111,251	$5,557	$1,461,601

Liabilities:
Deposits:
Non-interest bearing demand	$425,433	$425,433	$425,433	$—	$—
Savings, interest checking and money market	788,316	788,316	788,316	—	—
Time deposits	304,567	302,985	—	—	302,985
FHLB advances and other borrowings	94,376	93,240	86	93,154	—
Subordinated notes	49,486	43,403	—	43,403	—
Accrued interest payable	1,704	1,704	1,704	—	—
Total liabilities	$1,663,882	$1,655,081	$1,215,539	$136,557	$302,985

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

			December 31, 2025
			Fair Value Measurements
	December 31, 2025		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$16,632	$16,632	$16,632	$—	$—
Federal funds sold and overnight interest-bearing deposits	87,680	87,680	87,680	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Other investment securities	5,910	5,910	—	5,910	—
Loans, net	1,465,681	1,445,226	—	—	1,445,226
Loans held for sale	616	616	—	616	—
Accrued interest receivable	8,447	8,447	8,447	—	—
Total assets	$1,585,966	$1,565,511	$113,759	$6,526	$1,445,226

Liabilities:
Deposits:
Non-interest bearing demand	$423,568	$423,568	$423,568	$—	$—
Savings, interest checking and money market	827,069	827,069	827,069	—	—
Time deposits	303,512	302,189	—	—	302,189
FHLB advances and other borrowings	102,086	102,114	86	102,028	—
Subordinated notes	49,486	43,829	—	43,829	—
Accrued interest payable	1,625	1,625	1,625	—	—
Total liabilities	$1,707,346	$1,700,394	$1,252,348	$145,857	$302,189
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At March 31, 2026 and December 31, 2025, the allowance for credit losses for unfunded commitments was $1.2 million and $1.0 million, respectively.
The contractual amounts of off-balance sheet financial instruments were as follows as of the dates indicated:

(dollars in thousands)	March 31, 2026	December 31, 2025
Commitments to extend credit	$377,254	$335,244
Standby letters of credit	37,161	88,457
Total	$414,415	$423,701
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
The Company's forward loan sale commitments are related to mortgage loans held for sale. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit ranged from one month to 2.9 years at March 31, 2026.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The tables below highlight the Company’s revenues, expenses and net income (loss) for each reportable segment and is reconciled to net income (loss) on a consolidated basis for the three months ended March 31, 2026 and 2025, respectively:

	Three Months Ended March 31, 2026
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$24,369	$—	$25	$24,394
Interest expense	6,520	—	772	7,292
Net interest income	17,849	—	(747)	17,102
Provision for credit losses	73	—	—	73
Operating expenses
Salaries and employee benefits	6,340	230	244	6,814
Occupancy, furniture and equipment expense	1,341	21	(40)	1,322
Processing, network, and bank card expense	1,365	53	—	1,418
Legal, examination, and professional fees	647	—	155	802
Depreciation	439	—	—	439
Other	1,974	29	205	2,208
Total operating expenses	12,106	333	564	13,003
Other
Non-interest income	2,106	616	379	3,101
Investment securities losses, net	5	—	—	5
Income taxes	1,585	—	(196)	1,389
Net income (loss)	$6,196	$283	$(736)	$5,743

Segment assets	$1,842,782	$18	$13,060	$1,855,860

	Three Months Ended March 31, 2025
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$23,432	$—	$26	$23,458
Interest expense	7,312	—	852	8,164
Net interest income	16,120	—	(826)	15,294
Provision for (release of) credit losses	(340)	—	—	(340)
Operating expenses
Salaries and employee benefits	6,397	156	359	6,912
Occupancy, furniture and equipment expense	1,178	15	—	1,193
Processing, network, and bank card expense	1,383	18	—	1,401
Legal, examination, and professional fees	396	—	97	493
Depreciation	535	—	—	535
Other	1,739	15	211	1,965
Total operating expenses	11,628	204	667	12,499
Other
Non-interest income	2,591	512	360	3,463
Investment securities gains (losses), net	(2)	—	—	(2)
Income taxes	1,450	—	(237)	1,213
Net income (loss)	$5,971	$308	$(896)	$5,383

Segment assets	$1,871,281	$4	$12,138	$1,883,423

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(16) Subsequent Events
On April 29, 2026, the Company announced its entry into a definitive agreement under which the Company will acquire FSC Bancshares, Inc. and its wholly owned subsidiary, Farmers State Bank (collectively, “FSC”) in a cash and stock transaction. The business combination transaction is expected to result in the mergers of FSC Bancshares, Inc. with and into Hawthorn Bancshares, Inc. and Farmers State Bank with and into Hawthorn Bank. FSC has nine branch locations located in northern Missouri. The transaction is currently expected to close in the third quarter of 2026, subject to approval by bank regulatory authorities, as well as the satisfaction of customary closing conditions.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the “Company”, “we”, “our”, or “us”), including, without limitation statements that are not historical in nature, and statements preceded by, followed by or that include the words believes, expects, may, will, should, could, anticipates, estimates, intends, plans, hopes or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, such possible events or factors such as: changes in economic conditions generally or in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, tariffs and trade disruptions, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, economic or other disruptions caused by acts of terrorism, war or other conflicts, changes in geopolitical conditions, natural disasters, such as hurricanes, wild fires, freezes, flooding and other man-made disasters, health emergencies, epidemics or pandemics, climate changes or other catastrophic events and such other factors as described in the forward-looking statements under the caption Risk Factors in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), and in other reports filed by us with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time. During the quarter ended March 31, 2026, there were no material changes to the Risk Factors disclosed in the Company’s 2025 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting policies are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies and estimates require management’s most difficult, subjective and complex judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The Company has identified certain accounting policies as “critical accounting policies and estimates,” consisting of those related to the allowance for credit losses, as described in the section captioned “Critical Accounting Policies and Estimates” incorporated by reference in Item 7, Management’s Discussion and Analysis of Financial Condition and results of Operations included in the 2025 Form 10-K. There have been no changes in the Company's application of critical accounting policies and estimates since December 31, 2025.
Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the “Bank”), the Company, with $1.86 billion in assets at March 31, 2026, provides a broad range of commercial and personal banking services. The Bank's specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (“SBA”) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. The Company also provides other financial services through its Wealth Management business, including trust services, estate planning, investment and asset management services and a comprehensive suite of cash management services. Beginning with the first quarter of 2025, the Company's Wealth Management business is reported as a separate reporting segment, and the Company operates two reporting segments, consisting of the Bank and the Wealth Management business. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.

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
The Wealth Management segment was immaterial to the Company’s total consolidated operating results for the periods presented in this report. Accordingly, for presentation purposes, the financial information and discussion below is presented on an aggregated basis, except as otherwise noted. Refer to Note 15, “Segment Information,” in the Company’s consolidated financial statements of further details regarding the financial results of each segment.
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

	As of and for the
	Three Months Ended March 31,
(dollars in thousands, except per share data)	2026	2025
Net interest income	$17,102	$15,294
Provision for (release of) for credit losses	73	(340)
Non-interest income	3,101	3,463
Investment securities gains (losses), net	5	(2)
Non-interest expense	13,003	12,499
Income before income taxes	7,132	6,596
Income tax expense	1,389	1,213
Net income	$5,743	$5,383

Basic earnings per share	$0.83	$0.77
Diluted earnings per share	$0.83	$0.77

Performance Ratios
Return on average total assets	1.26%	1.20%
Return on average stockholders' equity	13.07	14.29
Efficiency ratio (1)	64.29	66.64
Net interest margin, fully tax-equivalent	4.07	3.67
Average stockholders' equity to total assets	9.67	8.42

Market and per share data
Book value per share (2)	$25.43	$21.97
Market price per share	33.69	$28.23
Cash dividends declared on common stock	$1,450	$1,328
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.
(2)Book value per share is calculated using weighted average shares.

	As of and for the Three Months Ended
	March 31,
(dollars in thousands, except per share data)	2026	2025
Capital Ratios
Stockholders' equity to assets	9.45%	8.15%
Total risk-based capital ratio	15.84	14.94
Tier 1 risk-based capital ratio	14.59	13.69
Common equity Tier 1 capital	11.54	10.64
Tier 1 leverage ratio (1)	12.34	11.64
Asset Quality
Non-performing loans	$6,791	$2,461
Non-performing assets	$6,855	$3,129
Net loan charge-offs	$58	$(18)
Net charge-offs to average loans (2)	0.02%	(0.01)%
Allowance for credit losses to total loans	1.44	1.48%
Non-performing loans to total loans	0.47	0.17%
Non-performing assets to total loans	0.47	0.21%
Non-performing assets to total assets	0.37	0.17%
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.
(2)Annualized

Results of Operations Highlights:
Consolidated net income was $5.7 million, or $0.83 per diluted share for the three months ended March 31, 2026, compared to $5.4 million, or $0.77 per diluted share, for the three months ended March 31, 2025. For the three months ended March 31, 2026, the return on average assets was 1.26%, the return on average stockholders’ equity was 13.07%, and the efficiency ratio was 64.29%.
Net interest income was $17.1 million for the three months ended March 31, 2026, compared to $15.3 million for the three months ended March 31, 2025. Net interest margin, on a fully taxable equivalent (“FTE”) basis, was 4.07% for the three months ended March 31, 2026, compared to 3.67% for the three months ended March 31, 2025. The change to net interest margin on an FTE basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections.
Non-interest income was $3.1 million for the three months ended March 31, 2026, compared to $3.5 million for the three months ended March 31, 2025. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Non-interest expense was $13.0 million for the three months ended March 31, 2026, compared to $12.5 million for the three months ended March 31, 2025. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents decreased $2.4 million to $101.9 million as of March 31, 2026 compared to $104.3 million as of December 31, 2025, and decreased $0.3 million compared to $102.3 million as of March 31, 2025. See the Liquidity Management section for further discussion.
Loans – Loans held for investment decreased $32.6 million to $1.45 billion as of March 31, 2026 compared to $1.49 billion as of December 31, 2025, and decreased $16.2 million compared to $1.47 billion as of March 31, 2025.

Asset quality – Non-performing assets totaled $6.9 million, or 0.47% of total loans, at March 31, 2026 compared to $7.0 million, or 0.47% of total loans, at December 31, 2025 and $3.1 million, or 0.21% of total loans, at March 31, 2025.
In the first quarter of 2026, the Company had net loan charge-offs of $0.06 million, or 0.02% of average loans, compared to net loan recoveries of $0.02 million, or 0.01% of average loans, in the same prior year quarter.
The allowance for credit losses was $20.9 million, or 1.44% of loans outstanding, at March 31, 2026 compared to $21.1 million, or 1.42% of loans outstanding, at December 31, 2025, and $21.8 million, or 1.48% of loans outstanding, at March 31, 2025. These changes are discussed in greater detail under the Lending and Credit Management section.
Deposits – Total deposits decreased $35.8 million to $1.52 billion as of March 31, 2026 compared to $1.55 billion as of December 31, 2025, and decreased $25.6 million compared to $1.54 billion as of March 31, 2025.
Federal Home Loan Bank (“FHLB”) advances and other borrowings – Total FHLB advances and other borrowings decreased $7.7 million to $94.4 million as of March 31, 2026, compared to $102.1 million as of December 31, 2025, and decreased $29.7 million compared to $124.1 million as of March 31, 2025.
Capital – The Company maintains its “well-capitalized” regulatory capital position. At March 31, 2026, capital ratios were as follows: total risk-based capital to risk-weighted assets 15.84%; tier 1 capital to risk-weighted assets 14.59%; tier 1 leverage 12.34%; and stockholders’ equity to assets 9.45%.

Average Balance Sheet Data

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following tables present average balance sheet data, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on an FTE basis for each of the three month periods ended March 31, 2026 and 2025, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$217,801	$3,749	6.98%	$200,696	$3,171	6.41%
Real estate construction - residential	39,702	717	7.32	33,504	620	7.50
Real estate construction - commercial	85,229	1,580	7.52	82,176	1,570	7.75
Real estate mortgage - residential	370,366	5,225	5.72	363,327	5,175	5.78
Real estate mortgage - commercial	754,259	10,827	5.82	772,401	10,520	5.52
Installment and other consumer	9,681	161	6.74	13,204	208	6.39
Total loans	1,477,038	22,259	6.11	1,465,308	21,264	5.89
Loans held for sale	574	4	2.83	82	2	9.89
Investment securities:
U.S. Treasury	5,072	53	4.24	4,944	53	4.35
U.S. government and federal agency obligations	4,619	40	3.51	13,211	140	4.30
Obligations of states and political subdivisions	105,089	806	3.11	101,882	784	3.12
Mortgage-backed securities	70,378	659	3.80	80,069	782	3.96
Other debt securities	26,090	386	6.00	22,202	303	5.53
Total investment securities	211,248	1,944	3.73	222,308	2,062	3.76
Other investment securities	5,143	113	8.91	4,820	120	10.10
Interest bearing deposits in other financial institutions	44,709	436	3.95	23,198	249	4.35
Total interest earning assets	1,738,712	24,756	5.77%	1,715,716	23,697	5.60%
All other assets	125,766			121,341
Allowance for credit losses	(21,394)			(22,224)
Total assets	$1,843,084			$1,814,833
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$262,580	$894	1.38%	$271,983	$1,278	1.91%
NOW accounts	178,443	699	1.59	203,921	757	1.51
Interest checking	175,163	1,307	3.03	146,283	1,378	3.82
Money market	187,628	762	1.65	208,134	936	1.82
Time deposits	302,876	2,209	2.96	300,383	2,464	3.33
Total interest bearing deposits	1,106,690	5,871	2.15	1,130,704	6,813	2.44%
Federal funds purchased and securities sold under agreements to repurchase	7	13	753.17	29	—	—
Federal Home Loan Bank advances and other borrowings	83,686	635	3.08	75,521	499	2.68
Subordinated notes	49,486	773	6.34	49,486	852	6.98
Total borrowings	133,179	1,421	4.33	125,036	1,351	4.38
Total interest bearing liabilities	1,239,869	7,292	2.39%	1,255,740	8,164	2.64%
Demand deposits	410,264			393,469
Other liabilities	14,710			12,896
Total liabilities	1,664,843			1,662,105
Stockholders' equity	178,240			152,728
Total liabilities and stockholders' equity	$1,843,083			$1,814,833
Net interest income (FTE)		$17,464			$15,533
Net interest spread (FTE)			3.39%			2.96%
Net interest margin (FTE)			4.07%			3.67%

(1)Interest income and yields are presented on an FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the three months ended March 31, 2026 and 2025. Such adjustments totaled $0.4 million and $0.2 million for the three months ended March 31, 2026 and 2025, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.
Rate and Volume Analysis
The following table summarizes the changes in net interest income on an FTE basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three months ended March 31, 2026 compared to the three months ended March 31, 2025. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended March 31,
	2026 vs. 2025
		Change due to
(dollars in thousands)	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$(10,593)	$215	$(10,808)
Real estate construction - residential	(2,592)	(204)	(2,388)
Real estate construction - commercial	(3,610)	898	(4,508)
Real estate mortgage - residential	(15,704)	48	(15,752)
Real estate mortgage - commercial	(31,130)	(1,453)	(29,677)
Installment and other consumer	(836)	(314)	(522)
Loans held for sale	(80)	(33)	(47)
Investment securities:
U.S. Treasury	(5)	68	(73)
U.S. government and federal agency obligations	(602)	(278)	(324)
Obligations of states and political subdivisions	(2,225)	30	(2,255)
Mortgage-backed securities	(1,282)	318	(1,600)
Other debt securities	(442)	411	(853)
Other investment securities	(450)	(67)	(383)
Interest bearing deposits in other financial institutions	(1,851)	124	(1,975)
Total interest income	(71,402)	(237)	(71,165)
Interest expense:
Savings	$(4,411)	$138	$(4,549)
NOW accounts	(2,131)	(290)	(1,841)
Interest checking	(4,352)	1,539	(5,891)
Money market	(3,968)	(667)	(3,301)
Time deposits	(9,143)	(760)	(8,383)
Federal funds purchased and securities sold under agreements to repurchase	13	—	13
FHLB advances and other borrowings	(2,460)	(456)	(2,004)
Subordinated notes	(3,126)	—	(3,126)
Total interest expense	(29,578)	(496)	(29,082)
Net interest income on an FTE basis	$(41,824)	$259	$(42,083)
(1)Interest income and yields are presented on an FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended March 31, 2026 and 2025. Such adjustments totaled $0.4 million for the three months ended March 31, 2026, compared to $0.2 million for the three months ended March 31, 2025.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the quarter ended March 31, 2026 compared to the quarter ended March 31, 2025, reflected an increase in net interest income on an FTE basis of $1.9 million, or 12.4%. Measured as a percentage of average earning assets, the net interest margin (expressed on an FTE basis) increased to 4.07% for the quarter ended March 31, 2026 compared to 3.67% for the quarter ended March 31, 2025.

Average interest earning assets increased $23.0 million, or 1.3%, to $1.74 billion for the quarter ended March 31, 2026 compared to $1.72 billion for the quarter ended March 31, 2025, and average interest bearing liabilities decreased $15.9 million, or 1.3%, to $1.24 billion for the quarter ended March 31, 2026 compared to $1.26 billion for the quarter ended March 31, 2025.
Total interest income (expressed on an FTE basis) was $24.8 million for the three months ended March 31, 2026, compared to $23.7 million for the three months ended March 31, 2025. The Company’s rates earned on interest earning assets were 5.77% for the three months ended March 31, 2026, compared to 5.60% for the three months ended March 31, 2025.
Interest income on loans held for investment (expressed on an FTE basis) was $22.3 million for the three months ended March 31, 2026, compared to $21.3 million for the three months ended March 31, 2025.
Average loans outstanding increased $11.7 million, or 0.8%, to $1.48 billion for the quarter ended March 31, 2026 compared to $1.47 billion for the quarter ended March 31, 2025. The average yield on loans increased to 6.11% for the quarter ended March 31, 2026 compared to 5.89% for the quarter ended March 31, 2025. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities (expressed on an FTE basis) was $1.9 million for the three months ended March 31, 2026, compared to $2.1 million for the three months ended March 31, 2025.
Average securities decreased $11.1 million, or 5.0%, to $211.2 million for the quarter ended March 31, 2026 compared to $222.3 million for the quarter ended March 31, 2025. The average yield on securities decreased to 3.73% for the quarter ended March 31, 2026 compared to 3.76% for the quarter ended March 31, 2025. See the Liquidity Management section for further discussion.
Total interest expense was $7.3 million for the three months ended March 31, 2026, compared to $8.2 million for the three months ended March 31, 2025. The Company’s rates paid on interest bearing liabilities were 2.39% for the three months ended March 31, 2026, compared to 2.64% for the three months ended March 31, 2025. See the Liquidity Management section for further discussion.
Interest expense on deposits was $5.9 million for the three months ended March 31, 2026, compared to $6.8 million for the three months ended March 31, 2025.
Average interest bearing deposits decreased $24.0 million, or 2.1%, to $1.11 billion for the quarter ended March 31, 2026 compared to $1.13 billion for the quarter ended March 31, 2025. The average cost of deposits decreased to 2.15% for the quarter ended March 31, 2026 compared to 2.44% for the quarter ended March 31, 2025.
Interest expense on borrowings was $1.4 million for both the three months ended March 31, 2026 and March 31, 2025.
Average borrowings increased $8.1 million, or 6.5%, to $133.2 million for the quarter ended March 31, 2026 compared to $125.0 million for the quarter ended March 31, 2025. The average cost of borrowings decreased to 4.33% for the quarter ended March 31, 2026 compared to 4.38% for the quarter ended March 31, 2025.

Non-interest Income
The following table shows the principal components of non-interest income for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Service charges and other fees	$820	$914	$(94)	(10.3)%
Bank card income and fees	908	925	(17)	(1.8)
Earnings on bank-owned life insurance	493	510	(17)	(3.3)
Wealth management revenue	616	473	143	30.2
Gain on sales of mortgage loans, net	77	126	(49)	(38.9)
Gains (losses) on other real estate owned, net	(33)	21	(54)	(257.1)
Other	220	495	(275)	(55.6)
Total non-interest income	$3,101	$3,464	$(363)	(10.5)%
Non-interest income as a % of total revenue (1)	15.3%	18.5%
(1)Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income decreased $0.4 million, or 10.5%, to $3.1 million for the quarter ended March 31, 2026 compared to $3.5 million for the quarter ended March 31, 2025. Compared to the prior year quarter, the decrease was primarily due to a write-down of a bank property held for sale. No such activity occurred in the prior year quarter.
Service charges and other fees decreased $0.1 million, or 10.3%, to $0.8 million for the quarter ended March 31, 2026 compared to $0.9 million for the quarter ended March 31, 2025. The decrease for the three months ended March 31, 2026 was primarily attributable to a decrease in overall service charges on accounts and lower NSF charges.
Earnings on bank-owned life insurance decreased to $0.49 million for the three months ended March 31, 2026 compared to $0.51 million for the three months ended March 31, 2025. The Company purchased $35.0 million in bank-owned life insurance policies in the first quarter of 2024. The earnings generated from these policies are primarily derived from the investment returns on the cash value component.
Wealth management revenue increased $0.1 million, or 30.2%, to $0.6 million for the quarter ended March 31, 2026 compared to $0.5 million for the quarter ended March 31, 2025. The increase for the three month period was primarily attributable to continued growth in accounts.
Gain on sales of mortgage loans decreased to $0.08 million for the three months ended March 31, 2026 compared to $0.13 million for the three months ended March 31, 2025. The Company sold mortgage loans totaling $14.8 million for the three months ended March 31, 2026, compared to $1.2 million for the three months ended March 31, 2025.
Gains (losses) on other real estate owned were losses of $0.03 million for the quarter ended March 31, 2026 compared to gains of $0.02 million for the quarter ended March 31, 2025.

Non-interest Expense
The following table shows the principal components of non-interest expense for the three months ended March 31, 2026 and 2025.

	Three Months Ended March 31,
(dollars in thousands)	2026	2025	$ Change	% Change
Salaries	$5,369	$5,366	$3	0.1%
Employee benefits	1,445	1,546	(101)	(6.5)
Occupancy expense, net	991	935	56	6.0
Furniture and equipment expense	770	793	(23)	(2.9)
Processing, network and bank card expense	1,418	1,401	17	1.2
Legal, examination, and professional fees	802	493	309	62.7
Advertising and promotion	204	160	44	27.5
Postage, printing, and supplies	299	294	5	1.7
Other	1,705	1,511	194	12.8
Total non-interest expense	$13,003	$12,499	$504	4.0%
Efficiency ratio (1)	64.4%	66.6%
Number of full-time equivalent employees	276	264
(1)Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense increased $0.5 million, or 4.0%, to $13.0 million for the quarter ended March 31, 2026 compared to $12.5 million for the quarter ended March 31, 2025.
Employee Benefits decreased $0.1 million, or 6.5%, to $1.4 million for the quarter ended March 31, 2026 compared to $1.5 million for the quarter ended March 31, 2025. The decrease was primarily due to the timing of bonus payments and related payroll taxes and employer 401k match contributions, and also lower pension costs.
Occupancy expense, net, increased $0.06 million, or 6.0%, to $1.0 million for the quarter ended March 31, 2026 compared to $0.9 million for the quarter ended March 31, 2025. The increase for the three months ended March 31, 2026 primarily resulted from the expansion of one branch and the opening of two new branch locations and one new operations facility in the first quarter of 2026.
Legal, examination, and professional fees increased $0.3 million, or 62.7%, to $0.8 million for the quarter ended March 31, 2026 compared to $0.5 million for the quarter ended March 31, 2025. The increase was due to higher legal fees and fees related to the execution of a lease on a bank building held for sale.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements were 19.5% for the three months ended March 31, 2026, compared to 18.4% for the three months ended March 31, 2025. The effective tax rate for each of the three months ended March 31, 2026 and 2025 was lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 78.4% of total assets as of March 31, 2026 compared to 78.5% as of December 31, 2025.
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

Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated are as follows:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$223,378	15.4%	$227,584	15.3%
Real estate construction − residential	42,487	2.9	39,609	2.7
Real estate construction − commercial	83,666	5.8	83,846	5.6
Real estate mortgage − residential	367,081	25.2	369,636	24.9
Real estate mortgage − commercial	728,184	50.1	755,892	50.8
Installment and other consumer	9,375	0.6	10,225	0.7
Total loans held for investment	$1,454,171	100.0%	$1,486,792	100.0%
Commercial Real Estate Loans
Commercial real estate loans (“CRE”) consist primarily of income-producing investment property loans. Additionally, CRE loans include 1-4 family property loans as well as land and development loans.
The following table shows the categories of the Company's non-owner occupied CRE loan portfolio at March 31, 2026 and December 31, 2025:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Retail	$170,419	28.6%	$171,366	27.9%
Multi Family	149,706	25.1	165,663	27.0
Hotel & Food Service	63,620	10.7	63,279	10.3
Other Construction	53,476	9.0	55,947	9.1
Office Buildings	47,182	7.9	48,028	7.8
1-4 Family Const	42,487	7.1	39,609	6.4
Other Real Estate	24,149	4.0	24,379	4.0
Land Subdivision	16,955	2.8	18,450	3.0
Industrial	15,480	2.6	15,765	2.6
Residential Building Construction	6,670	1.1	5,906	1.0
Commercial and Institutional Building Construction	6,565	1.1	6,228	1.0
Total Commercial Real Estate - Non Owner Occupied	$596,709	100.0%	$614,620	100.0%
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
General reserves are recorded for collectively analyzed loans using a consistent methodology. Two different models are used for calculating the general reserve. The Discounted Cash Flow model considers quantitative peer group historic loss experience, forecasts over the estimated life of the loan pools, industry data, and qualitative or environmental factors, such as: lending policies and procedures; economic conditions; the nature, volume and terms of the portfolio; lending staff and management; past due loans; the loan review system; collateral values; concentrations of credit; and external factors. The Remaining Life model applies a long-term average loss rate calculated using peer data that is adjusted for qualitative or environmental factors such as those previously noted. The model used depends on the loan portfolio segment. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. At March 31, 2026 and December 31, 2025, the ACL on loans included a qualitative adjustment of approximately $10.0 million and $10.3 million, respectively.
Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	March 31,	December 31,
(dollars in thousands)	2026	2025
Non-accrual loans:
Commercial, financial, and agricultural	$834	$1,003
Real estate mortgage − residential	5,714	5,656
Real estate mortgage − commercial	191	143
Installment and other consumer	44	34
Total	6,783	6,836
Loans contractually past due 90 days or more and still accruing:
Commercial, financial, and agricultural	2	—
Real estate mortgage − residential	—	29
Installment and other consumer	6	—
Total	8	29
Total non-performing loans (1)	6,791	6,865
Other real estate owned and repossessed assets	64	98
Total non-performing assets (2)	$6,855	$6,963

Loans held for investment	$1,454,171	$1,486,792
Allowance for credit losses on loans	$20,933	$21,111
Allowance for credit losses to loans	1.44%	1.42%
Non-accrual loans to total loans	0.47	0.46
Non-performing loans to loans (1)	0.47	0.46
Non-performing assets to loans (2)	0.47	0.47
Non-performing assets to assets (2)	0.37	0.37
Allowance for credit losses to non-accrual loans	308.61	308.82
Allowance for credit losses to non-performing loans	308.25	307.52
(1)Non-performing loans include loans 90 days past due and accruing and non-accrual loans.
(2)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $6.9 million, or 0.47% of total loans, at March 31, 2026 compared to $7.0 million, or 0.47% of total loans, at December 31, 2025.
Total non-accrual loans at March 31, 2026 decreased $0.1 million, or 0.8%, to $6.8 million compared to $6.8 million at December 31, 2025. There were $0.01 million in loans past due 90 days and still accruing interest at March 31, 2026 compared to $0.03 million at December 31, 2025. Other real estate and repossessed assets were $0.1 million at both March 31, 2026 and December 31, 2025.
Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
The following table is a summary of the allocation of the allowance for credit losses at the end of the periods shown below:

	March 31, 2026		December 31, 2025
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$4,329	15.4%	$3,655	15.3%
Real estate construction − residential	1,047	2.9	975	2.7
Real estate construction − commercial	1,900	5.8	1,719	5.6
Real estate mortgage − residential	4,389	25.2	4,823	24.9
Real estate mortgage − commercial	9,172	50.1	9,839	50.8
Installment and other consumer	96	0.6	100	0.7
Total	$20,933	100.0%	$21,111	100.0%
The allowance for credit losses was $20.9 million, or 1.44% of loans outstanding, at March 31, 2026 compared to $21.1 million, or 1.42% of loans outstanding, at December 31, 2025. The ratio of the allowance for credit losses to non-performing loans was 308.25% at March 31, 2026, compared to 307.52% at December 31, 2025.
Provision for (Release of) Credit Losses

	Three Months Ended March 31,
(dollars in thousands)	2026	2025
Release of credit losses on loans	$(120)	$(282)
Provision for (release of) credit losses for off-balance sheet commitments	193	(58)
Total provision for (release of) credit losses	$73	$(340)
The Company recognized provision for credit losses of $0.1 million for the three months ended March 31, 2026, compared to a $0.3 million release of credit losses for the three months ended March 31, 2025.

The following table summarizes the credit loss experience for the periods indicated:

	Three Months Ended March 31,
	2026			2025
(dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)
Commercial, financial, and agricultural	$6	$217,801	0.01%	$54	$200,696	0.03%
Real estate construction − residential	—	39,702	—	—	33,504	—
Real estate construction − commercial	—	85,229	—	—	82,176	—
Real estate mortgage − residential	(5)	370,366	(0.01)	2	363,327	—
Real estate mortgage − commercial	23	754,259	0.01	25	772,402	—
Installment and other consumer	34	9,681	1.39	(63)	13,204	(0.48)
Total	$58	$1,477,038	0.02%	$18	$1,465,309	—%
(1)Annualized ratio of net (charge-offs) recoveries to average loans by loan type.

Net Loan Charge-Offs/Recoveries
The Company’s net charge-offs were $0.06 million for the three months ended March 31, 2026, compared to $0.02 million of net charge-offs for the three months ended March 31, 2025.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac and various other secondary market investors. There were $1.0 thousand of loans held for sale at March 31, 2026, and $0.6 million loans held for sale at December 31, 2025.
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the three months ended March 31, 2026, the Company sold approximately $14.8 million of loans to investors compared to $1.2 million for the three months ended March 31, 2025.
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
The Company has a number of sources of funds to meet liquidity needs on a daily basis. The Company’s most liquid assets are comprised of available-for-sale investment securities, not including other debt securities, federal funds sold, and excess reserves held at the Federal Reserve. The following table shows the Company’s sources of funds as of March 31, 2026 and December 31, 2025.

(dollars in thousands)	March 31, 2026	December 31, 2025
Other interest bearing deposits	$88,549	$87,680
Certificates of deposit in other banks	1,000	1,000
Available-for-sale investment securities	205,193	209,939
Total	$294,742	$298,619
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $205.2 million at March 31, 2026 and included an unrealized net loss of $24.3 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $1.5 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At March 31, 2026 and December 31, 2025, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $99.6 million and $108.5 million, respectively.
Total investment securities pledged for these purposes were as follows as of March 31, 2026 and December 31, 2025:

(dollars in thousands)	March 31, 2026	December 31, 2025
Federal Reserve Bank borrowings	$8,071	$8,288
Other deposits	97,532	93,177
Total pledged, at fair value	$105,603	$101,465
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At March 31, 2026, such deposits totaled $1.42 billion and represented 93.6% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.
Core deposits at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Non-interest bearing demand	$425,433	$423,568
Interest checking	332,366	372,595
Savings and money market	451,938	453,972
Other time deposits	211,677	213,008
Total	$1,421,414	$1,463,143
Estimated uninsured deposits totaled $342.6 million, including $92.9 million of certificates of deposit, at March 31, 2026, compared to $384.6 million, including $90.5 million of certificates of deposit, at December 31, 2025. The Company's brokered deposits were $4.0 million at March 31, 2026 and $0.5 million at December 31, 2025.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, advances from the FHLB and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of March 31, 2026, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $7.5 million on a secured basis. There were no federal funds purchased outstanding at March 31, 2026. The Company may periodically borrow additional short-

term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at March 31, 2026.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of March 31, 2026, the Bank had $94.3 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at March 31, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	March 31, 2026	December 31, 2025
Federal Home Loan Bank advances	$94,290	$102,000
Other borrowings	86	86
Subordinated notes	49,486	49,486
Total	$143,862	$151,572
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
The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as of March 31, 2026:

	March 31, 2026
(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$436,042	$7,518	$35,000	$478,560
Letters of credit	(32,625)	—	—	(32,625)
Advances outstanding	(94,290)	—	—	(94,290)
Total available	$309,127	$7,518	$35,000	$351,645
At March 31, 2026, loans of $724.6 million were pledged to the FHLB as collateral for borrowings and letters of credit. At March 31, 2026, investments with a market value of $8.1 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines, to meet future anticipated liquidity needs in both the short- and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $101.9 million at March 31, 2026 compared to $104.3 million at December 31, 2025 and $102.3 million at March 31, 2025. The $0.3 million decrease since March 31, 2025 resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statements of cash flows for the three months ended March 31, 2026. Cash flow provided by operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided total cash of $8.0 million for the three months ended March 31, 2026.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, provided total cash of $33.1 million during the three months ended March 31, 2026. The cash inflow primarily consisted of $5.9 million of proceeds from maturities and calls of available-for-sale securities, a $33.2 million net decrease in loans held for investment, and a $0.4 million net decrease in FHLB stock, partially offset by $4.5 million in purchases of securities.

Financing activities used total cash of $43.4 million during the three months ended March 31, 2026, resulting primarily from a $38.8 million decrease in interest bearing transaction accounts and a $7.7 million net decrease in FHLB advances, partially offset by a $1.1 million increase in time deposits, a $1.9 million increase in demand deposits, and a $1.9 million increase from financing obligations.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $414.4 million in unused loan commitments and standby letters of credit as of March 31, 2026. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $1.4 million and $1.3 million during the three months ended March 31, 2026 and 2025, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared $6.0 million and $0.0 million in dividends to the Company during the three months ended March 31, 2026 and 2025, respectively. At March 31, 2026 and December 31, 2025, the Company had cash and cash equivalents totaling $28.4 million and $25.5 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 12,000 common shares under its repurchase programs during the first three months of 2026 at an average cost of $32.68 per share totaling $0.4 million. As of March 31, 2026, $8.0 million remained available for share repurchases pursuant to the Company's current repurchase program.

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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of March 31, 2026, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of both March 31, 2026 and December 31, 2025. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets, and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue including its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III Capital Rules, at both March 31, 2026 and December 31, 2025, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as the dates indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2026
Total Capital (to risk-weighted assets):
Company	$249,579	15.84%	$165,409	10.50%	$—	N.A.
Bank	221,740	14.19	164,021	10.50	156,210	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$229,857	14.59%	$133,903	8.50%	$—	N.A.
Bank	202,181	12.94	132,779	8.50	124,968	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$181,857	11.54%	$110,273	7.00%	$—	N.A.
Bank	202,181	12.94	109,347	7.00	101,537	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$229,857	12.34%	$74,489	4.00%	$—	N.A.
Bank	202,181	10.93	74,489	4.00	93,112	5.00%

December 31, 2025
Total Capital (to risk-weighted assets):
Company	$247,190	15.49%	$167,563	10.50%	$—	N/A
Bank	222,887	14.08	166,169	10.50	158,256	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$227,237	14.24%	$135,646	8.50%	$—	N/A
Bank	203,097	12.83	134,518	8.50	126,605	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$179,237	11.23%	$111,709	7.00%	$—	N/A
Bank	203,097	12.83	110,779	7.00	102,866	6.50%
Tier 1 leverage ratio:
Company	$227,237	12.12%	$74,994	4.00%	$—	N/A
Bank	203,097	10.90	74,546	4.00	93,183	5.00%

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point (“bps”) increase and a 200 and 100 bps decrease in interest rates on net interest income for the next 12 months based on the interest rate risk model at March 31, 2026 and December 31, 2025.

	% Change in projected net interest income
Hypothetical shift in interest rates	March 31,	December 31,
(bps)	2026	2025
200	1.82%	(0.43)%
100	1.04	(0.09)
(100)	(1.38)	(0.49)
(200)	(3.82)	(1.58)
The change in the interest rate risk exposure from December 31, 2025 to March 31, 2026 is primarily due to moderately higher rates on interest bearing assets projected to reprice in the next 12 months and projected repricing speeds on interest bearing assets and liabilities. In an immediate and sustained shock, interest bearing assets and liabilities are projected to reprice at relatively the same pace. In up rate scenarios, interest bearing assets are projected to reprice moderately faster than interest bearing liabilities providing slightly more interest income in a rising rate market. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended March 31, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of March 31, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, means controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During the preparation of our financial statements for the three months ended March 31, 2026, management identified a material weakness in the Company’s internal control over financial reporting as of March 31, 2026 related to the Company’s accounting for a non-routine transaction in accordance with the sale-leaseback accounting guidance set forth in ASC 842-40. Management is in the process of developing remediation measures to address this material weakness, including enhancing its accounting review procedures for non-routine transactions, including sale-leaseback transactions, engaging additional external resources with expertise in sale-leaseback transactions, developing internal procedures to evaluate accounting treatment under ASC 842-40, and strengthening its controls around the review of significant accounting elections. Management may determine to take additional measures to address the material weakness or modify the remediation efforts described above. The material weakness will be considered remediated after applicable controls operate for a sufficient period of time, and management has concluded that the controls are effective.

Notwithstanding the material weakness, and based on additional analyses and other procedures management performed, we have concluded that our consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented herein. The material weakness did not result in any identified misstatements or require any restatement of our consolidated financial statements for any prior periods.

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
Changes in Internal Control Over Financial Reporting
Except as disclosed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended March 31,

2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth under the caption “Pending Litigation” in Note 14 - Commitments and Contingencies, in our Company’s Notes to Consolidated Financial Statements (unaudited).
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
January 2026	—	$—	—	$8,429,797
February 2026	—	—	—	8,429,797
March 2026	12,000	32.68	12,000	8,037,685
Total	12,000	$32.68	12,000	$8,037,685

    (1) On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased by the Company from time to time, as well as the timing of any such repurchases. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 12,000 common shares under its repurchase programs during the first quarter of 2026 at an average cost of $32.68 per share totaling $0.4 million. As of March 31, 2026, $8.0 million remained available for share repurchases pursuant to the Company's current repurchase program.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended March 31, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended March 31, 2026 otherwise reportable under this Item 5.
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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

May 8, 2026	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Chris E. Hafner

May 8, 2026	Chris E. Hafner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)