Form 10-Q
period 2026-06-30
HAWTHORN BANCSHARES, INC.
filed 2026-08-06
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of August 6, 2026, the registrant had 6,900,678 shares of common stock, par value $1.00 per share, outstanding.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Table of Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands, except per share data)	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$22,900	$16,632
Other interest bearing deposits	9,835	87,680
Cash and cash equivalents	32,735	104,312
Certificates of deposit in other banks	1,000	1,000
Available-for-sale debt securities, at fair value	233,476	209,939
Other investments	2,695	5,976
Loans held for investment	1,416,360	1,486,792
Allowance for credit losses	(20,730)	(21,111)
Net loans	1,395,630	1,465,681
Loans held for sale	152	616
Premises and equipment - net	30,472	29,963
Premises and equipment held for sale, net	1,350	3,956
Other real estate owned - net	845	98
Cash surrender value of bank-owned life insurance	41,040	40,444
Accrued interest receivable and other assets	33,645	32,865
Total assets	$1,773,040	$1,894,850
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$416,389	$423,568
Savings, interest checking and money market	775,792	827,069
Time deposits	296,008	303,512
Total deposits	1,488,189	1,554,149
Federal Home Loan Bank advances and other borrowings	29,362	102,086
Subordinated notes	49,486	49,486
Operating lease liabilities	3,564	2,682
Finance lease liabilities	1,130	1,205
Accrued interest payable and other liabilities	18,515	11,013
Total liabilities	1,590,246	1,720,621
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,554,893 shares	7,555	7,555
Surplus	76,691	76,828
Retained earnings	118,034	107,863
Accumulated other comprehensive loss, net of tax	(5,097)	(3,613)
Treasury stock; 654,215 and 653,633 shares, at cost, respectively	(14,389)	(14,404)
Total stockholders’ equity	182,794	174,229
Total liabilities and stockholders’ equity	$1,773,040	$1,894,850
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$21,852	$21,549	$43,944	$42,745
Interest and fees on loans held for sale	3	3	7	5
Interest on investment securities:
Taxable	1,364	1,398	2,528	2,702
Nontaxable	585	586	1,169	1,173
Federal funds sold and Other interest-bearing deposits	449	290	886	539
Dividends on other investments	99	85	212	205
Total interest income	24,352	23,911	48,746	47,369
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,508	4,086	7,170	8,435
Time deposits	2,177	2,422	4,386	4,886
Total interest expense on deposits	5,685	6,508	11,556	13,321
Interest on federal funds purchased and securities sold under agreements to repurchase and other	13	1	26	1
Interest on Federal Home Loan Bank advances	617	404	1,252	903
Interest on subordinated notes	779	856	1,552	1,708
Total interest expense on borrowings	1,409	1,261	2,830	2,612
Total interest expense	7,094	7,769	14,386	15,933
Net interest income	17,258	16,142	34,360	31,436
Release of credit losses on loans	(65)	(159)	(185)	(441)
Provision for credit losses on unfunded commitments	303	108	496	50
Total provision for (release of) credit losses on loans and unfunded commitments	238	(51)	311	(391)
Net interest income after provision for (release of) credit losses on loans and unfunded commitments	17,020	16,193	34,049	31,827
NON-INTEREST INCOME
Service charges and other fees	815	940	1,635	1,853
Bank card income and fees	1,018	1,003	1,925	1,929
Earnings on bank-owned life insurance	498	509	991	1,019
Wealth management revenue	654	542	1,270	1,016
Gain on sale of mortgage loans, net	69	117	146	242
Gains (losses) on other real estate owned and other assets, net	335	(177)	302	(156)
Other	1,988	611	2,208	1,105
Total non-interest income	5,377	3,545	8,477	7,008
Investment securities gains (losses), net	280	(1)	285	(3)
NON-INTEREST EXPENSE
Salaries and employee benefits	7,593	6,703	14,407	13,615
Occupancy expense, net	859	947	1,850	1,883
Furniture and equipment expense	791	673	1,561	1,466
Processing, network, and bank card expense	1,419	1,443	2,837	2,844
Legal, examination, and professional fees	944	428	1,746	921
Advertising and promotion	236	212	439	372
Postage, printing, and supplies	202	342	501	636
Other	1,703	1,521	3,408	3,031
Total non-interest expense	13,747	12,269	26,749	24,768
Income before income taxes	8,930	7,468	16,062	14,064
Income tax expense	1,604	1,367	2,993	2,580
Net income	$7,326	$6,101	$13,069	$11,484
Basic earnings per share	$1.06	$0.88	$1.89	$1.65
Diluted earnings per share	$1.06	$0.88	$1.89	$1.65
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$7,326	$6,101	$13,069	$11,484
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax	1,872	674	(741)	1,058
Adjustment for gains on sale of investment securities, net of tax	(211)	—	(220)
Defined benefit pension plans:
Amortization of net gains included in net periodic pension income, net of tax	(287)	(288)	(523)	(504)
Total other comprehensive income (loss)	1,374	386	(1,484)	554
Total comprehensive income	$8,700	$6,487	$11,585	$12,038
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended June 30, 2026 and 2025
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, March 31, 2026	$7,555	$76,927	$112,156	$(6,471)	$(14,781)	$175,386
Net income	—	—	7,326	—	—	7,326
Other comprehensive income	—	—	—	1,374	—	1,374
Share-based compensation expense	—	152	—	—	—	152
Restricted share unit vesting and taxes paid related to net share settlement	—	(388)	—	—	392	4
Cash dividends declared, common stock ($0.21 per share)	—	—	(1,448)	—	—	(1,448)
Balance, June 30, 2026	$7,555	$76,691	$118,034	$(5,097)	$(14,389)	$182,794

Balance, March 31, 2025	$7,555	$76,938	$93,597	$(12,275)	$(12,404)	$153,411
Net income	—	—	6,101	—	—	6,101
Other comprehensive income	—	—	—	386	—	386
Share-based compensation expense	—	96	—	—	—	96
Purchase of treasury stock	—	—	—	—	(1,782)	(1,782)
Restricted share unit vesting and taxes paid related to net share settlement	—	(222)	—	—	222	—
Cash dividends declared, common stock ($0.19 per share)	—	—	(1,389)	—	—	(1,389)
Balance, June 30, 2025	$7,555	$76,812	$98,309	$(11,889)	$(13,964)	$156,823

	Six Months Ended June 30, 2026 and 2025
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2025	$7,555	$76,828	$107,863	$(3,613)	$(14,404)	$174,229
Net income	—	—	13,069	—	—	13,069
Other comprehensive loss	—	—	—	(1,484)	—	(1,484)
Share-based compensation expense	—	274	—	—	—	274
Purchase of treasury stock	—	—	—	—	(396)	(396)
Restricted share unit vesting and taxes paid related to net share settlement	—	(411)	—	—	411	—
Cash dividends declared, common stock ($0.21 per share)	—	—	(2,898)	—	—	(2,898)
Balance, June 30, 2026	$7,555	$76,691	$118,034	$(5,097)	$(14,389)	$182,794

Balance, December 31, 2024	$7,555	$76,857	$89,542	$(12,443)	$(11,964)	$149,547
Net income	—	—	11,484	—	—	11,484
Other comprehensive income	—	—	—	554	—	554
Share-based compensation expense	—	177	—	—	—	177
Purchase of treasury stock	—	—	—	—	(2,222)	(2,222)
Restricted share unit vesting and taxes paid related to net share settlement	—	(222)	—	—	222	—
Cash dividends declared, common stock ($0.19 per share)	—	—	(2,717)	—	—	(2,717)
Balance, June 30, 2025	$7,555	$76,812	$98,309	$(11,889)	$(13,964)	$156,823
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$13,069	$11,484
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses on loans and unfunded commitments	311	(391)
Depreciation expense	1,257	1,140
Net amortization of investment securities, premiums, and discounts	125	208
Provision for valuation allowance for premises and equipment held for sale	278	—
Investment securities (gains) losses, net	(285)	3
Gain on sales and dispositions of premises and equipment	(1,390)	(48)
Gain on sales and dispositions of other real estate	(302)	(28)
Provision for valuation allowance for other real estate owned	—	184
Share-based compensation expense	274	177
Increase in cash surrender value - life insurance	(596)	(765)
Decrease (increase) in accrued interest receivable and other assets	732	(384)
Decrease in operating lease liabilities	(240)	(138)
Increase in accrued interest payable and other liabilities	5,068	49
Origination of mortgage loans held for sale	(18,066)	(2,661)
Proceeds from the sale of mortgage loans held for sale	18,060	2,903
Gain on sale of mortgage loans, net	(146)	(242)
Net cash provided by operating activities	18,149	11,491
Cash flows from investing activities:
Net decrease in loans	72,217	3,229
Purchase of available-for-sale debt securities	(36,470)	(13,332)
Proceeds from maturities, calls, and paydowns of available-for-sale debt securities	11,870	11,378
Purchases of FHLB stock	(48,852)	(9,657)
Proceeds from sales of FHLB stock	52,139	7,147
Purchases of premises and equipment	(2,508)	(924)
Proceeds from sales of premises and equipment	1,895	49
Proceeds from sales of other real estate and repossessed assets	65	1,418
Net cash provided by (used in) investing activities	50,356	(692)
Cash flows from financing activities:
Net increase (decrease) in demand deposits	(7,179)	34,892
Net decrease in interest bearing transaction accounts	(51,277)	(58,123)
Net increase (decrease) in time deposits	(7,504)	8,035
Repayment of FHLB advances and other borrowings	(1,154,764)	(170,100)
Proceeds from FHLB advances and other borrowings	1,082,040	228,675
Decrease in finance lease liabilities	(75)	—
Proceeds from financing obligation	1,908	—
Repayment of financing obligation	(3)	—
Purchase of treasury stock	(396)	(2,222)
Cash dividends paid - common stock	(2,832)	(2,656)
Net cash provided by (used in) financing activities	(140,082)	38,501
Net (decrease) increase in cash and cash equivalents	(71,577)	49,300
Cash and cash equivalents, beginning of period	104,312	50,994
Cash and cash equivalents, end of period	$32,735	$100,294
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Six Months Ended June 30,
(In thousands)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$14,471	$16,041
Income taxes	3,206	597
Non-cash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$2,609	$—
Loans held for investment originated through other real estate and repossessed assets sold	2,099	—
Loans held for investment originated through premises and equipment sold	$1,875	$—
Right of use assets obtained in exchange for new operating lease liabilities	1,122	1,351
Dividends declared not paid - common stock	1,448	1,389
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

Failed Sale-Leaseback/Financing Obligation. In March 2026, the Company transferred legal title to certain real estate and entered into a related lease and development arrangement with the buyer. The transaction did not qualify as a sale under Accounting Standards Codification (“ASC”) Topic 842 because control did not transfer under ASC Topic 606 due to continuing involvement, including contractual provisions that affect the transfer of control. Accordingly, the Company continues to recognize the real estate within premises and equipment and recorded the $1.9 million of proceeds received as a financing obligation. The financing obligation is subsequently accounted for under the effective interest method and periodic payments are allocated between interest expense and reduction of the financing obligation. Proceeds received are presented as financing cash inflows and principal repayments as financing cash outflows in the statement of cash flows.

Pending Acquisition. On April 29, 2026, the Company entered into an agreement to acquire FSC Bancshares, Inc. in a cash-and-stock merger valued at approximately $28.3 million, with the transaction expected to close in the third quarter of

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
2026, subject to approval by shareholders of FSC Bancshares, Inc. and other customary closing conditions. Refer to Note 17, “Pending Acquisition”, for further details regarding this transaction.
Recent Accounting Pronouncements
Income Statement. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU addresses investors’ requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements and disclosures.
(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s loans held for investment portfolio at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commercial, financial, and agricultural	$196,084	$227,584
Real estate construction − residential	42,307	39,609
Real estate construction − commercial	85,914	83,846
Real estate mortgage − residential	370,185	369,636
Real estate mortgage − commercial	712,619	755,892
Installment and other consumer	9,251	10,225
Total loans held for investment	$1,416,360	$1,486,792
The Bank grants real estate, commercial, installment, and other consumer loans to customers located within the Missouri communities surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one geographic sector. Accrued interest on loans totaled $5.9 million and $6.8 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At June 30, 2026, loans of $707.7 million were pledged to the Federal Home Loan Bank (“FHLB”) as collateral for borrowings and letters of credit.
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
Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance-sheet credit exposures, including unfunded loan commitments, unless the associated obligation is unconditionally cancellable by the Company. This allowance is included in other liabilities on the consolidated balance sheets with associated expense recognized as a component of the provision for credit losses on the consolidated statements of income. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans, however, the liability for unfunded lending commitments incorporates an assumption for the portion of unfunded commitments that are expected to be funded. The allowance for credit losses on unfunded commitments totaled $1.5 million and $1.0 million at June 30, 2026 and December 31, 2025, respectively.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following tables illustrate the changes in the allowance for credit losses on loans by portfolio segment:

	Three Months Ended June 30, 2026
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$4,329	$1,047	$1,900	$4,389	$9,172	$96	$—	$20,933
Charge-offs	(185)	—	—	—	(2)	(56)	—	(243)
Recoveries	48	—	22	5	1	29	—	105
Provision for (release of) credit losses	(564)	(6)	299	163	(143)	24	162	(65)
Balance at end of period	$3,628	$1,041	$2,221	$4,557	$9,028	$93	$162	$20,730

	Six Months Ended June 30, 2026
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$3,655	$975	$1,719	$4,823	$9,839	$100	$—	$21,111
Charge-offs	(195)	—	—	—	(25)	(116)	—	(336)
Recoveries	52	—	22	10	1	55	—	140
Provision for (release of) credit losses	116	66	480	(276)	(787)	54	162	(185)
Balance at end of period	$3,628	$1,041	$2,221	$4,557	$9,028	$93	$162	$20,730

	Three Months Ended June 30, 2025
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$1,447	$583	$1,667	$5,134	$12,608	$117	$224	$21,780
Charge-offs	(21)	—	—	(8)	(3)	(109)	—	(141)
Recoveries	34	—	—	12	—	44	—	90
Provision for (release of) credit losses	684	(255)	(183)	(221)	(213)	60	(31)	(159)
Balance at end of period	$2,144	$328	$1,484	$4,917	$12,392	$112	$193	$21,570

	Six Months Ended June 30, 2025
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$1,560	$578	$2,221	$5,310	$12,305	$138	$(68)	$22,044
Charge-offs	(34)	—	—	(14)	(36)	(199)	—	(283)
Recoveries	102	—	—	19	58	71	—	250
Provision for (release of) credit losses	516	(250)	(737)	(398)	65	102	261	(441)
Balance at end of period	$2,144	$328	$1,484	$4,917	$12,392	$112	$193	$21,570

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
significant pieces of collateral. Higher discounts are applied in determining fair value for real estate collateral in industries that are undergoing significant stress, or for properties that are specialized use or have limited marketability.
There have been no significant changes to the types of collateral securing the Company's collateral-dependent loans since December 31, 2025.

The amortized cost of collateral-dependent loans by class as of June 30, 2026 and December 31, 2025 was as follows:

	Collateral Type
(dollars in thousands)	Real Estate	Other	Allowance Allocated
June 30, 2026
Commercial, financial, and agricultural	$—	$3,690	$2,066
Real estate mortgage − residential	1,289	—	35
Real estate mortgage − commercial	1,332	—	278
Total	$2,621	$3,690	$2,379

December 31, 2025
Commercial, financial, and agricultural	$—	$3,558	$1,477
Real estate mortgage − residential	3,914	—	432
Total	$3,914	$3,558	$1,909
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
The following table presents the recorded investment by risk categories at June 30, 2026:

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
Commercial, Financial, & Agricultural
Pass	$14,622	$33,239	$9,813	$5,775	$13,728	$33,893	$75,412	$666	$187,148
Watch	—	47	—	53	6	145	479	—	730
Special Mention	—	479	—	2,814	—	235	—	—	3,528
Substandard	8	291	678	15	2,719	555	412	—	4,678
Total	$14,630	$34,056	$10,491	$8,657	$16,453	$34,828	$76,303	$666	$196,084
Gross YTD charge-offs	$—	$171	$—	$—	$—	$24	$—	$—	$195
Real Estate Construction - Residential
Pass	$11,622	$25,020	$549	$4,849	$—	$—	$179	$—	$42,219
Watch	—	—	—	88	—	—	—	—	88
Total	$11,622	$25,020	$549	$4,937	$—	$—	$179	$—	$42,307
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Construction - Commercial
Pass	$7,797	$28,050	$24,515	$1,387	$2,808	$3,163	$16,988	$1,085	$85,793
Watch	58	—	27	—	6	1	—	—	92
Substandard	—	29	—	—	—	—	—	—	29
Total	$7,855	$28,079	$24,542	$1,387	$2,814	$3,164	$16,988	$1,085	$85,914
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Mortgage - Residential
Pass	$27,471	$58,757	$16,778	$32,593	$89,701	$85,409	$54,183	$518	$365,410
Watch	229	431	—	—	326	563	31	98	1,678
Substandard	—	853	95	475	1,263	207	204	—	3,097
Total	$27,700	$60,041	$16,873	$33,068	$91,290	$86,179	$54,418	$616	$370,185
Gross YTD charge-offs									$—
Real Estate Mortgage - Commercial
Pass	$88,726	$147,311	$37,927	$60,848	$141,126	$155,880	$20,376	$2,405	$654,599
Watch	9,045	2,869	132	156	14,282	250	—	—	26,734
Special Mention	—	—	20,164	—	4,799	—	—	—	24,963
Substandard	—	1,310	146	46	3,909	912	—	—	6,323
Total	$97,771	$151,490	$58,369	$61,050	$164,116	$157,042	$20,376	$2,405	$712,619
Gross YTD charge-offs	$—	$—	$—	$—	$—	$25	$—	$—	$25
Installment and other Consumer
Pass	$1,624	$2,028	$759	$1,042	$1,009	$2,724	$60	$—	$9,246
Substandard	—	—	—	5	—	—	—	—	5
Total	$1,624	$2,028	$759	$1,047	$1,009	$2,724	$60	$—	$9,251
Gross YTD charge-offs	$—	$—	$—	$8	$—	$108	$—	$—	$116
Total Portfolio
Pass	$151,862	$294,405	$90,341	$106,494	$248,372	$281,069	$167,198	$4,674	$1,344,415
Watch	9,332	3,347	159	297	14,620	959	510	98	29,322
Special Mention	—	479	20,164	2,814	4,799	235	—	—	28,491
Substandard	8	2,483	919	541	7,891	1,674	616	—	14,132
Total	$161,202	$300,714	$111,583	$110,146	$275,682	$283,937	$168,324	$4,772	$1,416,360

Total Gross YTD charge-offs	$—	$171	$—	$8	$—	$157	$—	$—	$336
The following table presents the recorded investment by risk categories at December 31, 2025:

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

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
The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual	90 Days Past Due And Still Accruing	Total Non-performing Loans
June 30, 2026
Commercial, Financial, and Agricultural	$1,538	$413	$1,951	$—	$1,951
Real estate mortgage − residential	854	2,182	3,036	156	3,192
Real estate mortgage − commercial	—	1,502	1,502	—	1,502
Installment and Other Consumer	—	5	5	5	10
Total	$2,392	$4,102	$6,494	$161	$6,655

December 31, 2025
Commercial, Financial, and Agricultural	$603	$400	$1,003	$—	$1,003
Real estate mortgage − residential	—	5,656	5,656	29	5,685
Real estate mortgage − commercial	—	143	143	—	143
Installment and Other Consumer	—	34	34	—	34
Total	$603	$6,233	$6,836	$29	$6,865
No material amount of interest income was recognized on non-accrual loans during the three and six months ended June 30, 2026.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table provides aging information for the Company’s past due and non-accrual loans at June 30, 2026 and December 31, 2025:

(dollars in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
June 30, 2026
Commercial, Financial, and Agricultural	$193,156	$977	$—	$1,951	$196,084
Real estate construction − residential	42,307	—	—	—	42,307
Real estate construction − commercial	85,459	455	—	—	85,914
Real estate mortgage − residential	366,421	572	156	3,036	370,185
Real estate mortgage − commercial	711,039	78	—	1,502	712,619
Installment and Other Consumer	9,143	98	5	5	9,251
Total	$1,407,525	$2,180	$161	$6,494	$1,416,360

December 31, 2025
Commercial, Financial, and Agricultural	$226,129	$452	$—	$1,003	$227,584
Real estate construction − residential	39,521	88	—	—	39,609
Real estate construction − commercial	83,846	—	—	—	83,846
Real estate mortgage − residential	362,289	1,662	29	5,656	369,636
Real estate mortgage − commercial	755,512	237	—	143	755,892
Installment and Other Consumer	10,105	86	—	34	10,225
Total	$1,477,402	$2,525	$29	$6,836	$1,486,792
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

For each of the three and six months ended June 30, 2026 and 2025, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. Loans held for sale totaled $0.2 million at June 30, 2026 and $0.6 million at December 31, 2025.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(3) Other Real Estate and Other Assets Acquired in Settlement of Loans
The following table provides details of the Company’s other real estate and other assets acquired in the settlement of loans as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Real estate mortgage - residential	$845	$—
Real estate mortgage - commercial	—	98
Total	$845	$98
Less valuation allowance for other real estate owned	—	—
Total other real estate owned and repossessed assets	$845	$98
At June 30, 2026, there were $0.6 million of consumer mortgage loans secured by residential real estate properties in the process of foreclosure. There were no such loans outstanding at December 31, 2025.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$34	$2,003	$—	$2,003
Provision for (release of) provision for valuation allowance for other real estate owned	(34)	184	—	184
Charge-offs	—	(1,962)	—	(1,962)
Balance at end of period	$—	$225	$—	$225

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2026 and December 31, 2025 were as follows:

		Gross Unrealized
(dollars in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
June 30, 2026
U.S. Treasury	$6,911	$22	$—	$6,933
U.S. government-sponsored enterprises	4,001	3	(136)	3,868
Obligations of states and political subdivisions	119,998	25	(17,535)	102,488
Mortgage-backed securities
Residential	69,722	275	(2,403)	67,594
Commercial	14,399	3	(1,834)	12,568
Other debt securities (1)	39,174	370	(843)	38,701
Bank issued trust preferred securities (1)	1,486	—	(162)	1,324
Total available-for-sale securities	$255,691	$698	$(22,913)	$233,476

December 31, 2025
U.S. Treasury	$4,949	$119	$—	$5,068
U.S. government-sponsored enterprises	5,001	31	(116)	4,916
Obligations of states and political subdivisions	121,569	28	(17,406)	104,191
Mortgage-backed securities
Residential	59,865	750	(2,232)	58,383
Commercial	15,090	19	(1,995)	13,114
Other debt securities (1)	22,979	297	(325)	22,951
Bank issued trust preferred securities (1)	1,486	—	(170)	1,316
Total available-for-sale securities	$230,939	$1,244	$(22,244)	$209,939
(1)Certain hybrid instruments possessing characteristics typically associated with debt obligations.

The Company’s investment securities are classified as available-for-sale. Agency bonds and notes, loan certificates guaranteed by the Small Business Administration, residential and commercial agency mortgage-backed securities, and agency collateralized mortgage obligations include securities issued by the Government National Mortgage Association, a U.S. government agency, and the Federal National Mortgage Association, the Federal Home Loan Mortgage Corporation, and the FHLB, which are U.S. government-sponsored enterprises.
Debt securities with carrying values aggregating approximately $110.8 million and $101.5 million at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no proceeds from sales of available-for-sale securities for each of the three and six months ended June 30, 2026 and 2025. All gains and losses recognized on equity securities during each of the three and six months ended June 30, 2026 and 2025 were unrealized. During the six months ended June 30, 2026, the Company recorded net investment securities gains of approximately $0.3 million from called securities.
The amortized cost and fair value of debt securities classified as available-for-sale at June 30, 2026, by contractual maturity are shown below. Accrued interest on investments totaled $1.7 million and $1.5 million at June 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	June 30, 2026
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$1,448	$1,448
Due after one year through five years	20,003	19,585
Due after five years through ten years	56,876	53,319
Due after ten years	93,243	78,962
Total	171,570	153,314
Mortgage-backed securities	84,121	80,162
Total available-for-sale securities	$255,691	$233,476
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

(dollars in thousands)	June 30, 2026	December 31, 2025
FHLB stock	$2,473	$5,759
MIB stock	151	151
Equity securities with readily determinable fair values	71	66
Total other investment securities	$2,695	$5,976

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2026 and December 31, 2025 were as follows:

	Less than 12 months		12 months or more
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
June 30, 2026
U.S. government-sponsored enterprises	$—	$—	$1,864	$(136)	$1,864	$(136)
Obligations of states and political subdivisions	1,117	(4)	97,703	(17,531)	98,820	(17,535)
Mortgage-backed securities
Residential	17,134	(84)	18,561	(2,319)	35,695	(2,403)
Commercial	2,542	(37)	8,755	(1,797)	11,297	(1,834)
Other debt securities	14,067	(587)	4,569	(256)	18,636	(843)
Bank issued trust preferred securities	—	—	1,324	(162)	1,324	(162)
Total	$34,860	$(712)	$132,776	$(22,201)	$167,636	$(22,913)

December 31, 2025
U.S. government-sponsored enterprises	—	—	1,884	(116)	1,884	(116)
Obligations of states and political subdivisions	604	(1)	100,994	(17,405)	101,598	(17,406)
Mortgage-backed securities
Residential	—	—	20,533	(2,232)	20,533	(2,232)
Commercial	848	(7)	9,639	(1,988)	10,487	(1,995)
Other debt securities	2,703	(72)	4,572	(253)	7,275	(325)
Bank issued trust preferred securities	—	—	1,316	(170)	1,316	(170)
Total	$4,155	$(80)	$138,938	$(22,164)	$143,093	$(22,244)
The total available-for-sale portfolio consisted of approximately 396 securities at June 30, 2026. The portfolio included 347 securities having an aggregate fair value of $167.6 million that were in a loss position at June 30, 2026. The $22.9 million aggregate unrealized loss included in accumulated other comprehensive loss at June 30, 2026 was caused by interest rate fluctuations.
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
(5)    Derivative Instruments
As part of the Company’s overall interest rate risk management, the Company utilizes derivative instruments to minimize significant, unanticipated earnings fluctuations caused by interest rate volatility, including interest rate lock commitments, cash flow hedges and interest rate swap contracts. The notional amount does not represent amounts exchanged by the parties, rather the amount exchanged is determined by reference to the notional amount and the other terms of the individual agreements.
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
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table reflects the estimated fair value of derivative instruments not designated as hedging instruments included in other assets and other liabilities on the consolidated balance sheets along with their respective notional amounts on a gross basis:

	As of June 30, 2026			As of December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Interest Rate Products	$16,542	$3	$27	$16,542	$180	$191
Total derivatives not designated as hedging instruments		$3	$27		$180	$191
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for each of the three and six months ended June 30, 2026 and 2025. The Company did not recognize other income related to client swaps in any of the three or six months ended June 30, 2026 and 2025.

		Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	2026	2025	2026	2025
Interest Rate Products (1)	Other non-interest income	$(5)	$4	$13	$(19)
Total		$(5)	$4	$13	$(19)
(1)Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision to the effect that, if the Company either defaults or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
Collateral Requirements
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized or adequately-capitalized institution, then the Company could be required to post additional collateral.

Certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of June 30, 2026, the Company had recorded the obligation to collect cash collateral of $0.04 million.
As of June 30, 2026, the fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.02 million. As of June 30, 2026, the Company has not posted any collateral related to these agreements. If the Company had breached any of these provisions at June 30, 2026, it could have been required to settle its obligations under the agreements at their termination value of $0.
(6) Deposits
The table below presents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 and brokered deposits for the periods indicated.

(dollars in thousands)	June 30, 2026	December 31, 2025
Time deposits with balances > $250,000	$92,144	$90,504
Brokered deposits	4,025	502
Total	$96,169	$91,006

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
The components of lease expense for the three and six months ended June 30, 2026, and 2025 are shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Operating lease expense	$228	$161	$455	$302
Financing lease expense	13	—	26	—
ROU assets and lease liabilities by lease type, and the associated balance sheet classifications are shown in table below as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	Balance Sheet Classification	June 30, 2026	December 31, 2025
ROU assets
ROU assets-operating leases	Premises and equipment, net	$3,298	$2,476
ROU assets-finance leases	Premises and equipment, net	1,130	1,205
Total ROU assets		$4,428	$3,681

Lease liabilities
Operating lease liabilities	Operating lease liabilities	$3,564	$2,682
Finance lease liabilities	Finance lease liabilities	1,130	1,205
Total lease liabilities		$4,694	$3,887
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Company's lease liabilities were as follows:

Lease payments due in:	Operating Lease	Finance Leases	Total
(dollars in thousands)
2026 remaining	$380	$100	$480
2027	789	201	990
2028	789	201	990
2029	596	201	797
2030	567	200	767
Thereafter	909	401	1,310
Total lease payments	4,030	1,304	5,334
Less imputed interest	(466)	(174)	(640)
Total lease liabilities, as reported	$3,564	$1,130	$4,694

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents the weighted average remaining lease term, in years, and the weighted average discount rate by lease type as of June 30, 2026 and 2025.

	June 30, 2026	December 31, 2025
Operating lease weighted average remaining lease term (in years)	5.5	5.4
Operating lease weighted average discount rate	4.40%	4.38%

Finance lease weighted average remaining lease term (in years)	6.5	7
Finance lease weighted average discount rate	4.55%	4.55%
(8) Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30, 2026
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(16,590)	$12,977	$(3,613)
Other comprehensive loss, before reclassifications	(931)	(662)	(1,593)
Amounts reclassified from accumulated other comprehensive loss	(285)	—	(285)
Current period other comprehensive loss, before tax	(1,216)	(662)	(1,878)
Income tax benefit	255	139	394
Current period other comprehensive loss, net of tax	(961)	(523)	(1,484)
Balance at end of period	$(17,551)	$12,454	$(5,097)

	Six Months Ended June 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(24,416)	$11,973	$(12,443)
Other comprehensive income (loss), before reclassifications	1,339	(638)	701
Current period other comprehensive income (loss), before tax	1,339	(638)	701
Income tax (benefit) expense	(281)	134	(147)
Current period other comprehensive income (loss), net of tax	1,058	(504)	554
Balance at end of period	$(23,358)	$11,469	$(11,889)
(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net, in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension income.
Repurchase Program
On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
repurchased 12,000 common shares under its repurchase program during the first six months of 2026 at an average cost of $32.68 per share totaling $0.4 million. As of June 30, 2026, $8.0 million remained available for share repurchases pursuant to the Company's current repurchase program.

On July 29, 2026, the Company’s Board of Directors amended the repurchase program to increase the authorized repurchase limit to $10.0 million.

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
The following table summarizes the status of the Company's RSUs for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026		2025
	Quantity	Weighted-Average Grant Date Fair Value Per share	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at beginning of period	39,037	$26.64	35,336	$22.84
Granted	14,849	34.99	11,174	29.18
Vested	11,534	22.43	7,809	28.48
Forfeited	667	32.01	—	—
Non-vested at end of period	41,685	$30.69	38,701	$21.91
The fair value of the RSUs is determined using the Company’s stock price on the date of grant. Total share-based compensation expense recognized for these RSUs was $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively, compared to $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. Forfeitures will be recognized as they occur.
At June 30, 2026, there was $1.1 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.9 years.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(10) Retirement Plans
Profit-sharing Plan
The Company's profit-sharing plan includes a matching 401(k) portion, in which the Company matches the first 3% of eligible employee contributions. The Company made annual contributions for the discretionary portion in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown. In addition, employees were able to make additional tax-deferred contributions. Total expense recorded for the Company match was $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively, compared to $0.1 million and $0.3 million for the three and six months ended June 30, 2025, respectively. The employer discretionary profit-sharing expense for the 401(k) plan was $0.3 million and $0.5 million for the three and six months ended June 30, 2026, respectively, compared to $0.3 million and $0.6 million for the three and six months ended June 30, 2025, respectively.
Other Plans
On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (“SERP”), effective as of January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.
The accrued liability relating to the SERP was $1.6 million as of June 30, 2026, and the expense for the three and six months ended June 30, 2026 was $0.02 million and $0.04 million, respectively, compared to $0.02 million and $0.04 million for the three and six months ended June 30, 2025, respectively, and is recognized over the required service period.
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
Components of Net Pension Cost (Income) and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Service cost - benefits earned during the year	$61	$127	$247	$347
Interest costs on projected benefit obligations (1)	377	376	774	775
Expected return on plan assets (1)	(616)	(585)	(1,232)	(1,170)
Expected administrative expenses	37	36	75	73
Amortization of unrecognized net gain (1)	(364)	(365)	(663)	(638)
Net periodic pension income	$(505)	$(411)	$(799)	$(613)

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
(1)The components of net periodic pension (income) other than the service cost and expected administrative expenses are included in other non-interest income.
Net periodic pension benefit (income) includes interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial (gains) losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive (loss) income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active participants in the pension plan. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits. Currently, there is no prior service cost or net transition (asset)/obligation to be amortized.
(11) Earnings per Share
Basic earnings per share is computed by dividing income available to shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the period.
Presented below is a summary of the components used to calculate basic and diluted earnings per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net income available to shareholders	$7,326	$6,101	$13,069	$11,484

Basic weighted-average shares outstanding	6,895,811	6,935,541	6,896,644	6,959,221
Effect of dilutive equity-based awards	10,686	9,523	9,210	8,292
Diluted weighted-average shares outstanding	6,906,497	6,945,064	6,905,854	6,967,513

Basic earnings per share	$1.06	$0.88	$1.89	$1.65
Diluted earnings per share	$1.06	$0.88	$1.89	$1.65
The dilutive effect of RSUs is reflected in diluted earnings per share unless the impact is anti-dilutive, by application of the treasury stock method. No RSUs were determined to be anti-dilutive during the three and six months ended June 30, 2026 and June 30, 2025.
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
Available-for-Sale Securities
The fair value measurements of the Company’s investment securities are determined by a third party pricing service that considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value measurements are subject to management's independent verification to another pricing source for reasonableness each quarter. U.S. Treasury securities are classified as Level 1, and all other available-for-sale securities are classified as Level 2.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The following table presents assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025 aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Assets:
U.S. Treasury	$6,933	$6,933	$—	$—
U.S. government-sponsored enterprises	3,868	—	3,868	—
Obligations of states and political subdivisions	102,488	—	102,488	—
Mortgage-backed securities
Residential	67,594	—	67,594	—
Commercial	12,568	—	12,568	—
Other debt securities	38,701	—	38,701	—
Bank-issued trust preferred securities	1,324	—	1,324	—
Equity securities	71	71	—	—
Derivative instruments, interest rate swaps	3	—	3	—
Total	$233,550	$7,004	$226,546	$—
Liabilities:
Derivative instruments, interest rate swaps	$27	$—	$27	$—
Total	$27	$—	$27	$—

December 31, 2025
Assets:
U.S. Treasury	$5,068	$5,068	$—	$—
U.S. government-sponsored enterprises	4,916	—	4,916	—
Obligations of states and political subdivisions	104,191	—	104,191	—
Mortgage-backed securities
Residential	58,383	—	58,383	—
Commercial	13,114	—	13,114	—
Other debt securities	22,951	—	22,951	—
Bank-issued trust preferred securities	1,316	—	1,316	—
Equity securities	66	66	—	—
Derivative instruments, interest rate swaps	180	—	180	—
Total	$210,185	$5,134	$205,051	$—
Liabilities:
Derivative instruments, interest rate swaps	$191	$—	$191	$—
Total	$191	$—	$191	$—
Valuation Methods for Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
Following is a description of the Company’s valuation methodologies used for assets and liabilities recorded at fair value on a non-recurring basis:
Collateral-Dependent Loans
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
Other Real Estate and Repossessed Assets
Other real estate owned (“OREO”) and repossessed assets consisted of loan collateral repossessed through foreclosure. This collateral is comprised of commercial and residential real estate and other non-real estate property, including autos, manufactured homes, and construction equipment. Subsequent to foreclosure, these assets are initially carried at fair value of the collateral less estimated selling costs. Fair value, when recorded, is generally based upon appraisals by approved, independent state-certified appraisers. Like collateral-dependent loans, appraisals on OREO may be discounted based on the Company’s historical knowledge, changes in market conditions from the time of appraisal or other information available. During the holding period, valuations are updated periodically, and the assets may be written down to reflect a new cost basis. Because many of these inputs are not observable, the measurements are classified as Level 3.
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

		Fair Value Measurements Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Collateral-dependent loans:
Commercial, financial, & agricultural	$1,624	$—	$—	$1,624
Real estate mortgage - residential	1,254	—	—	1,254
Real estate mortgage - commercial	1,054	—	—	1,054
Total	$3,932	$—	$—	$3,932
Other real estate and repossessed assets	$845	$—	$—	$845
Premises and equipment held for sale, net	1,350	—	—	1,350
December 31, 2025
Collateral-dependent loans:
Commercial, financial, & agricultural	$2,081	$—	$—	$2,081
Real estate mortgage - residential	3,482	—	—	3,482
Total	$5,563	$—	$—	$5,563
Other real estate and repossessed assets	$98	$—	$—	$98
Premises and equipment held for sale, net	3,956	—	—	3,956

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
Quantitative Information about Level 3 Fair Value Instruments

			Weighted Average Discount
	Valuation Technique	Unobservable Input	June 30, 2026	December 31, 2025
Nonrecurring measurements:
Collateral-dependent loans	Discounted appraisals	Collateral discounts	39%	48%
Other real estate and repossessed assets and Premises and equipment held for sale, net	Discounted appraisals	Collateral discounts and estimated costs to sell	15%	5%

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
A summary of the carrying amounts and fair values of the Company’s financial instruments at June 30, 2026 and December 31, 2025 is as follows:

			June 30, 2026
			Fair Value Measurements
	June 30, 2026		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$22,900	$22,900	$22,900	$—	$—
Federal funds sold and overnight interest bearing deposits	9,835	9,835	9,835	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Other investment securities	2,624	2,624	—	2,624	—
Loans, net	1,395,630	1,380,655	—	—	1,380,655
Loans held for sale	152	152	—	152	—
Accrued interest receivable	7,738	7,738	7,738	—	—
Total assets	$1,439,879	$1,424,904	$41,473	$2,776	$1,380,655

Liabilities:
Deposits:
Non-interest bearing demand	$416,389	$416,389	$416,389	$—	$—
Savings, interest checking and money market	775,792	775,792	775,792	—	—
Time deposits	296,008	294,112	—	—	294,112
FHLB advances and other borrowings	29,362	28,161	—	28,161	—
Subordinated notes	49,486	44,076	—	44,076	—
Accrued interest payable	1,539	1,539	1,539	—	—
Total liabilities	$1,568,576	$1,560,069	$1,193,720	$72,237	$294,112

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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At June 30, 2026 and December 31, 2025, the allowance for credit losses for unfunded commitments was $1.5 million and $1.0 million, respectively.
The contractual amounts of off-balance sheet financial instruments were as follows as of the dates indicated:

(dollars in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$375,495	$335,244
Standby letters of credit	29,361	88,457
Total	$404,856	$423,701
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
The Company's forward loan sale commitments are related to mortgage loans held for sale. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit ranged from one month to 2.7 years at June 30, 2026.
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

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

The tables below highlight the Company’s revenues, expenses and net income (loss) for each reportable segment and is reconciled to net income (loss) on a consolidated basis for the three and six months ended June 30, 2026 and 2025, respectively:

	Three Months Ended June 30, 2026
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$24,329	$—	$23	$24,352
Interest expense	6,317	—	777	7,094
Net interest income	18,012	—	(754)	17,258
Provision for credit losses	238	—	—	238
Operating expenses
Salaries and employee benefits	6,917	557	119	7,593
Occupancy, furniture and equipment expense	777	15	40	832
Processing, network, and bank card expense	1,379	40	—	1,419
Legal, examination, and professional fees	643	—	301	944
Depreciation	818	—	—	818
Other	1,788	47	306	2,141
Total operating expenses	12,322	659	766	13,747
Other
Non-interest income	2,899	654	1,824	5,377
Investment securities gains, net	280	—	—	280
Income taxes	1,565	—	39	1,604
Net income (loss)	$7,066	$(5)	$265	$7,326

	Six Months Ended June 30, 2026
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$48,697	$—	$49	$48,746
Interest expense	12,834	—	1,552	14,386
Net interest income	35,863	—	(1,503)	34,360
Provision for credit losses	311	—	—	311
Operating expenses
Salaries and employee benefits	13,304	741	362	14,407
Occupancy, furniture and equipment expense	2,120	35	(1)	2,154
Processing, network, and bank card expense	2,745	92	—	2,837
Legal, examination, and professional fees	1,291	—	455	1,746
Depreciation	1,256	1	—	1,257
Other	3,760	77	511	4,348
Total operating expenses	24,476	946	1,327	26,749
Other
Non-interest income	6,285	1,270	922	8,477
Investment securities gains, net	285	—	—	285
Income taxes	3,394	—	(401)	2,993
Net income (loss)	$14,252	$324	$(1,507)	$13,069

Segment assets	$1,759,823	$18	$13,199	$1,773,040

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

	Three Months Ended June 30, 2025
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$23,886	$—	$25	$23,911
Interest expense	6,914	—	855	7,769
Net interest income	16,972	—	(830)	16,142
Release of credit losses	(51)	—	—	(51)
Operating expenses
Salaries and employee benefits	6,089	333	281	6,703
Occupancy, furniture and equipment expense	1,382	23	1	1,405
Processing, network, and bank card expense	1,796	18	(371)	1,443
Legal, examination, and professional fees	578	—	(150)	428
Depreciation	215	—	—	215
Other	1,196	31	848	2,075
Total operating expenses	11,256	405	609	12,269
Other
Non-interest income	2,484	542	519	3,545
Investment securities gains (losses), net	—	—	(1)	(1)
Income taxes	1,559	—	(192)	1,367
Net income (loss)	$6,692	$137	$(729)	$6,101

	Six Months Ended June 30, 2025
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$47,313	$—	$56	$47,369
Interest expense	14,224	—	1,709	15,933
Net interest income	33,089	—	(1,653)	31,436
Release of credit losses	(391)	—	—	(391)
Operating expenses
Salaries and employee benefits	12,310	665	640	13,615
Occupancy, furniture and equipment expense	2,170	38	1	2,209
Processing, network, and bank card expense	2,808	36	—	2,844
Legal, examination, and professional fees	738	—	183	921
Depreciation	1,140	—	—	1,140
Other	3,540	46	453	4,039
Total operating expenses	22,706	785	1,277	24,768
Other
Non-interest income	5,072	1,054	882	7,008
Investment securities gains (losses), net	(2)	—	(1)	(3)
Income taxes	3,011	—	(431)	2,580
Net income (loss)	$12,833	$269	$(1,618)	$11,484

Segment assets	$1,871,265	$20	$6,132	$1,877,417
(16) Qualified Affordable Housing Tax Credit and Other Investments

The Company invested in a qualified affordable housing project utilizing the Low-Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. This investment is intended to achieve a satisfactory return on capital, facilitate the sale of affordable housing product offerings, and assist in achieving goals associated with the Community Reinvestment Act. At June 30, 2026 and December 31, 2025, the balance of the investment for qualified housing projects was $0.8 million and $0, respectively. This balance is reflected in accrued interest receivable and other assets on the

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)
consolidated balance sheets. Total unfunded commitments related to the affordable housing project investment was $3.9 million and $0 at June 30, 2026 and December 31, 2025, respectively. The Company expects to fulfill the majority of the commitment over the next two years. The Company elected to use the proportional amortization method (“PAM”) to amortize the investment. As of June 30, 2026, the project had not begun generating tax credits so no amortization expense was taken during the period. The Company expects the project to begin generating tax credits in 2027.

The Company also invested in a Small Business Investment Company (“SBIC”). At June 30, 2026 and December 31, 2025, the balance of the investment was $0.2 million and $0, respectively. This balance is reflected in accrued interest receivable and other assets on the consolidated balance sheets. Total unfunded commitments related to the SBIC investment totaled $1.8 million and $0 at June 30, 2026 and December 31, 2025, respectively. The Company expects to fulfill a majority of the commitment over the next five years. The Company elected to use the equity method to account for this investment. As of June 30, 2026, the Company has not recorded any income or loss on the investment due to the first capital call occurring at quarter-end. The Company will evaluate the need to adjust the balance of the investment for earnings generated by the SBIC through the equity method in future periods.

(17) Pending Acquisition

On April 29, 2026, the Company announced its entry into a definitive agreement under which the Company will acquire FSC Bancshares, Inc. and its wholly owned subsidiary, Farmers State Bank (collectively, “FSC”) in a cash and stock transaction valued at approximately $28.3 million. The business combination transaction is expected to result in the mergers of FSC Bancshares, Inc. with and into the Company and Farmers State Bank with and into the Bank. The acquisition will be accounted for under ASC Topic 805. FSC has nine branch locations located in northern Missouri. As of June 30, 2026, Farmers State Bank reported total assets of $383.7 million, which included gross loans of $303.5 million; total deposits of $343.6 million; and $2.0 million in net income. The Company anticipates there will be a core deposit intangible and goodwill recorded with this acquisition. The transaction is anticipated to close in the third quarter of 2026, subject to FSC shareholder approval and other customary closing conditions.

(18) Subsequent Events
The Company has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q.

HAWTHORN BANCSHARES, INC.
AND SUBSIDIARIES
Notes to the Consolidated Financial Statements
(Unaudited)

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the “Company”, “we”, “our”, or “us”), including, without limitation statements that are not historical in nature, and statements preceded by, followed by or that include the words believes, expects, may, will, should, could, anticipates, estimates, intends, plans, hopes or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, such possible events or factors such as: changes in economic conditions generally or in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, tariffs and trade disruptions, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, economic or other disruptions caused by acts of terrorism, war or other conflicts, changes in geopolitical conditions, natural disasters, such as hurricanes, wild fires, freezes, flooding and other man-made disasters, health emergencies, epidemics or pandemics, climate changes or other catastrophic events and such other factors as described in the forward-looking statements under the caption Risk Factors in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), and in other reports filed by us with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time. During the quarter ended June 30, 2026, there were no material changes to the Risk Factors disclosed in the Company’s 2025 Form 10-K.
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
Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the “Bank”), the Company, with $1.77 billion in assets at June 30, 2026, provides a broad range of commercial and personal banking services. The Bank's specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (“SBA”) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. The Company also provides other financial services through its Wealth Management business, including trust services, estate planning, investment and asset management services and a comprehensive suite of cash management services. Beginning with the first quarter of 2025, the Company's Wealth Management business is reported as a separate reporting segment, and the Company operates two reporting segments, consisting of the Bank and the Wealth Management business. The geographic areas in which the Company provides products and services include the Missouri communities in and surrounding Jefferson City, Columbia, Clinton, Warsaw, Springfield, and the greater Kansas City metropolitan area.

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
On April 29, 2026, the Company entered into an agreement to acquire FSC Bancshares, Inc. (“FSC”) in a cash-and-stock merger valued at approximately $28.3 million, with the transaction expected to close in the third quarter of 2026, subject to FSC shareholder approval and other customary closing conditions. Refer to Note 17, “Pending Acquisition”, in the Company’s consolidated financial statements for further details regarding this pending transaction.
The Wealth Management segment was immaterial to the Company’s total consolidated operating results for the periods presented in this report. Accordingly, for presentation purposes, the financial information and discussion below is presented on an aggregated basis, except as otherwise noted. Refer to Note 15, “Segment Information,” in the Company’s consolidated financial statements for further details regarding the financial results of each segment.
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

	As of and for the		As of and for the
	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Net interest income	$17,258	$16,142	$34,360	$31,436
Provision for (release of) credit losses	238	(51)	311	(391)
Non-interest income	5,377	3,545	8,477	7,008
Investment securities gains (losses), net	280	(1)	285	(3)
Non-interest expense	13,747	12,269	26,749	24,768
Income before income taxes	8,930	7,468	16,062	14,064
Income tax expense	1,604	1,367	2,993	2,580
Net income	$7,326	$6,101	$13,069	$11,484

Basic earnings per share	$1.06	$0.88	$1.89	$1.65
Diluted earnings per share	$1.06	$0.88	$1.89	$1.65

Performance Ratios
Return on average total assets	1.63%	1.36%	1.45%	1.28%
Return on average stockholders' equity	16.39	15.85	14.74	15.08
Efficiency ratio (1)	60.73	62.32	62.44	64.43
Net interest margin, fully tax-equivalent	4.16	3.89	4.11	3.78
Average stockholders' equity to total assets	9.94	8.56	9.80	8.49

Market and per share data
Book value per share (2)			$26.50	$22.53
Market price per share			$39.30	$29.14
Cash dividends declared on common stock	$1,448	$1,389	$2,898	$2,717
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.
(2)Book value per share is calculated using weighted average shares.

	As of and for the Three Months Ended		As of and for the Six Months Ended
	June 30,		June 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Capital Ratios
Stockholders' equity to assets			10.31%	8.35%
Total risk-based capital ratio			16.40	15.12
Tier 1 risk-based capital ratio			15.15	13.87
Common equity Tier 1 capital			12.07	10.82
Tier 1 leverage ratio (1)			12.91	11.87
Asset Quality
Non-performing loans			$6,655	$2,761
Non-performing assets			$7,500	$5,186
Net loan charge-offs	$138	$51	$196	$33
Net charge-offs to average loans (2)	0.04%	0.01%	0.03%	—%
Allowance for credit losses to total loans			1.46	1.47%
Non-performing loans to total loans			0.47	0.19%
Non-performing assets to total loans			0.53	0.35%
Non-performing assets to total assets			0.42	0.28%
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.
(2)Annualized

Results of Operations Highlights:
Consolidated net income was $7.3 million, or $1.06 per diluted share, and $13.1 million, or $1.89 per diluted share, for the three and six months ended June 30, 2026, respectively, compared to $6.1 million, or $0.88 per diluted share, and $11.5 million, or $1.65 per diluted share, for the three and six months ended June 30, 2025, respectively. For the three and six months ended June 30, 2026, the return on average assets was 1.63% and 1.45%, respectively, the return on average stockholders’ equity was 16.39% and 14.74%, respectively, and the efficiency ratio was 60.73% and 62.44%, respectively.
Net interest income was $17.3 million and $34.4 million for the three and six months ended June 30, 2026, respectively, compared to $16.1 million and $31.4 million for the three and six months ended June 30, 2025, respectively. Net interest margin, on a fully taxable equivalent (“FTE”) basis, was 4.16% and 4.11% for the three and six months ended June 30, 2026, respectively, compared to 3.89% and 3.78% for the three and six months ended June 30, 2025, respectively. The change to net interest margin on an FTE basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections.
Non-interest income was $5.4 million and $8.5 million for the three and six months ended June 30, 2026, respectively, compared to $3.5 million and $7.0 million for the three and six months ended June 30, 2025, respectively. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Non-interest expense was $13.7 million and $26.7 million for the three and six months ended June 30, 2026, respectively, compared to $12.3 million and $24.8 million for the three and six months ended June 30, 2025, respectively. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents decreased $71.6 million to $32.7 million as of June 30, 2026 compared to $104.3 million as of December 31, 2025, and decreased $67.6 million compared to $100.3 million as of June 30, 2025. See the Liquidity Management section for further discussion.

Loans – Loans held for investment decreased $70.4 million to $1.42 billion as of June 30, 2026 compared to $1.49 billion as of December 31, 2025, and decreased $46.5 million compared to $1.46 billion as of June 30, 2025.
Asset quality – Non-performing assets totaled $7.5 million, or 0.53% of total loans, at June 30, 2026 compared to $7.0 million, or 0.47% of total loans, at December 31, 2025 and $5.2 million, or 0.35% of total loans, at June 30, 2025.
In the second quarter of 2026, the Company had net loan charge-offs of $0.14 million, or 0.04% of average loans, compared to net loan charge-offs of $0.05 million, or 0.01% of average loans, in the same prior year quarter.
The allowance for credit losses was $20.7 million, or 1.46% of loans outstanding, at June 30, 2026 compared to $21.1 million, or 1.42% of loans outstanding, at December 31, 2025, and $21.6 million, or 1.47% of loans outstanding, at June 30, 2025. These changes are discussed in greater detail under the Lending and Credit Management section.
Deposits – Total deposits decreased $66.0 million to $1.49 billion as of June 30, 2026 compared to $1.55 billion as of December 31, 2025, and decreased $29.8 million compared to $1.52 billion as of June 30, 2025.
Federal Home Loan Bank (“FHLB”) advances and other borrowings – Total FHLB advances and other borrowings decreased $72.7 million to $29.4 million as of June 30, 2026, compared to $102.1 million as of December 31, 2025, and decreased $110.7 million compared to $140.1 million as of June 30, 2025.
Capital – The Company maintains its “well-capitalized” regulatory capital position. At June 30, 2026, capital ratios were as follows: total risk-based capital to risk-weighted assets 16.40%; tier 1 capital to risk-weighted assets 15.15%; tier 1 leverage 12.91%; and stockholders’ equity to assets 10.31%.

Average Balance Sheet Data

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following tables present average balance sheet data, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on an FTE basis for each of the three and six month periods ended June 30, 2026 and 2025, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$200,336	$3,498	7.00%	$207,200	$3,502	6.78%
Real estate construction - residential	41,617	774	7.46	25,177	526	8.38
Real estate construction - commercial	85,244	1,651	7.77	64,457	1,222	7.60
Real estate mortgage - residential	361,642	5,197	5.76	378,192	5,510	5.84
Real estate mortgage - commercial	728,390	10,726	5.91	765,516	10,702	5.61
Installment and other consumer	8,844	140	6.35	12,049	193	6.42
Total loans	1,426,073	21,986	6.18	1,452,591	21,655	5.98
Loans held for sale	1,325	3	0.91	178	3	6.76
Investment securities:
U.S. Treasury	5,951	63	4.25	5,023	53	4.23
U.S. government and federal agency obligations	3,882	32	3.31	13,244	139	4.21
Obligations of states and political subdivisions	101,309	810	3.21	96,830	887	3.67
Mortgage-backed securities	76,323	741	3.89	78,630	761	3.88
Other debt securities	33,472	502	6.02	27,947	419	6.01
Total investment securities	220,937	2,148	3.90	221,674	2,259	4.09
Other investment securities	4,662	99	8.52	4,029	85	8.46
Interest bearing deposits in other financial institutions	44,461	449	4.05	24,429	290	4.76
Total interest earning assets	1,697,458	24,685	5.83%	1,702,901	24,292	5.72%
All other assets	126,870			121,652
Allowance for credit losses	(21,061)			(21,847)
Total assets	$1,803,267			$1,802,706
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$260,228	$882	1.36%	$275,295	$1,227	1.79%
NOW accounts	156,590	543	1.39	191,222	650	1.36
Interest checking	170,003	1,319	3.11	137,043	1,288	3.77
Money market	184,785	764	1.66	205,005	921	1.80
Time deposits	299,313	2,177	2.92	302,763	2,422	3.21
Total interest bearing deposits	1,070,919	5,685	2.13	1,111,328	6,508	2.35%
Federal funds purchased and securities sold under agreements to repurchase	—	13	—	73	1	5.49
Federal Home Loan Bank advances and other borrowings	73,190	617	3.38	59,177	404	2.74
Subordinated notes	49,486	779	6.31	49,486	856	6.94
Total borrowings	122,676	1,409	4.61	108,736	1,261	4.65
Total interest bearing liabilities	1,193,595	7,094	2.38%	1,220,064	7,769	2.55%
Demand deposits	412,935			416,296
Other liabilities	17,504			11,983
Total liabilities	1,624,034			1,648,343
Stockholders' equity	179,233			154,363
Total liabilities and stockholders' equity	$1,803,267			$1,802,706
Net interest income (FTE)		$17,591			$16,523
Net interest spread (FTE)			3.45%			3.17%
Net interest margin (FTE)			4.16%			3.89%

(1)Interest income and yields are presented on an FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended June 30, 2026 and 2025. Such adjustments totaled $0.3 million and $0.4 million for the three months ended June 30, 2026 and 2025, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

	Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans: (2)
Commercial	$209,020	$7,247	6.99%	$203,966	$6,672	6.60%
Real estate construction - residential	40,665	1,491	7.39	29,317	1,146	7.88
Real estate construction - commercial	85,237	3,230	7.64	73,268	2,791	7.68
Real estate mortgage - residential	365,980	10,421	5.74	370,800	10,686	5.81
Real estate mortgage - commercial	741,253	21,553	5.86	768,940	21,223	5.57
Installment and other consumer	9,260	302	6.58	12,623	401	6.41
Total loans	$1,451,415	$44,244	6.15%	$1,458,914	$42,919	5.93%
Loans held for sale	951	7	1.48%	130	5	7.76%
Investment securities:
U.S. Treasury	5,514	115	4.21	4,984	105	4.25
U.S. government and federal agency obligations	4,248	73	3.47	13,228	281	4.28
Obligations of states and political subdivisions	103,189	1,615	3.16	99,342	1,671	3.39
Mortgage-backed securities	73,367	1,400	3.85	79,345	1,543	3.92
Other debt securities	29,801	889	6.02	25,091	721	5.79
Total investment securities	216,119	4,092	3.82	221,990	4,321	3.93
Other investment securities	4,901	212	8.72	4,422	205	9.35
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits in other financial institutions	44,585	886	4.01	23,818	539	4.56
Total interest earning assets	$1,717,971	$49,441	5.80%	$1,709,274	$47,989	5.66%
All other assets	126,320			121,496
Allowance for credit losses	(21,226)			(22,034)
Total assets	$1,823,065			$1,808,736
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$261,397	$1,776	1.37%	$273,648	$2,505	1.85%
NOW accounts	167,456	1,242	1.50	197,537	1,407	1.44
Interest checking	172,568	2,626	3.07	141,637	2,667	3.80
Money market	186,199	1,526	1.65	206,561	1,856	1.81
Time deposits	301,084	4,386	2.94	301,580	4,886	3.27
Total interest bearing deposits	1,088,704	11,556	2.14	1,120,963	13,321	2.40
Federal funds purchased and securities sold under agreements to repurchase	4	26	1310.77	51	1	3.95
Federal Home Loan Bank advances and other borrowings	78,409	1,252	3.22	67,304	903	2.71
Subordinated notes	49,486	1,552	6.32	49,486	1,708	6.96
Total borrowings	127,899	2,830	4.46	116,841	2,612	4.51
Total interest bearing liabilities	$1,216,603	$14,386	2.38%	$1,237,804	$15,933	2.60%
Demand deposits	411,607			404,945
Other liabilities	16,116			12,437
Total liabilities	$1,644,326			$1,655,186
Stockholders' equity	178,739			153,550
Total liabilities and stockholders' equity	$1,823,065			$1,808,736
Net interest income (FTE)		$35,055			$32,056
Net interest spread (FTE)			3.42%			3.06%
Net interest margin (FTE)			4.11%			3.78%

(1)Interest income and yields are presented on an FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the six months ended June 30, 2026 and 2025. Such adjustments totaled $0.7 million and $0.6 million for the six months ended June 30, 2026 and 2025, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.
Rate and Volume Analysis
The following table summarizes the changes in net interest income on an FTE basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and six months ended June 30, 2026 compared to the three and six months ended June 30, 2025. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended June 30,			Six Months Ended June 30,
	2026 vs. 2025			2026 vs. 2025
		Change due to			Change due to
(dollars in thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$(4)	$(118)	$114	$575	$168	$407
Real estate construction - residential	248	310	(62)	345	420	(75)
Real estate construction - commercial	429	402	27	439	454	(15)
Real estate mortgage - residential	(313)	(239)	(74)	(265)	(138)	(127)
Real estate mortgage - commercial	24	(532)	556	330	(780)	1,110
Installment and other consumer	(53)	(50)	(3)	(99)	(110)	11
Loans held for sale	—	4	(4)	2	9	(7)
Investment securities:
U.S. Treasury	10	10	—	10	11	(1)
U.S. government and federal agency obligations	(107)	(82)	(25)	(208)	(163)	(45)
Obligations of states and political subdivisions	(77)	40	(117)	(56)	63	(119)
Mortgage-backed securities	(20)	(22)	2	(143)	(114)	(29)
Other debt securities	83	83	—	168	139	29
Other investment securities	14	13	1	7	21	(14)
Interest bearing deposits in other financial institutions	159	208	(49)	347	420	(73)
Total interest income	393	27	366	1,452	400	1,052
Interest expense:
Savings	$(345)	$(64)	$(281)	$(729)	$(108)	$(621)
NOW accounts	(107)	(120)	13	(165)	(221)	56
Interest checking	31	279	(248)	(41)	522	(563)
Money market	(157)	(87)	(70)	(330)	(175)	(155)
Time deposits	(245)	(28)	(217)	(500)	(8)	(492)
Federal funds purchased and securities sold under agreements to repurchase	12	(1)	13	25	(2)	27
FHLB advances and other borrowings	213	107	106	349	162	187
Subordinated notes	(77)	—	(77)	(156)	—	(156)
Total interest expense	(675)	86	(761)	(1,547)	170	(1,717)
Net interest income on an FTE basis	$1,068	$(59)	$1,127	$2,999	$230	$2,769
(1)Interest income and yields are presented on an FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for each of the three and six months ended June 30, 2026 and 2025. Such adjustments totaled $0.3 million and $0.7 million for the three and six months ended June 30, 2026, respectively, compared to $0.4 million and $0.6 million for the three and six months ended June 30, 2025, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the quarter ended June 30, 2026 compared to the quarter ended June 30, 2025, reflected an increase in net interest income on an FTE basis of $1.1 million, or 6.5%. Measured as a percentage of average earning assets, the net interest margin (expressed on an FTE basis) increased to 4.16% for the quarter ended June 30, 2026 compared to 3.89% for the quarter ended June 30, 2025 and increased to 4.11% for the six months ended June 30, 2026 compared to 3.78% for the six months ended June 30, 2025.
Average interest earning assets remained consistent at $1.70 billion for the quarters ended June 30, 2026 and June 30, 2025, and average interest bearing liabilities decreased $26.5 million, or 2.2%, to $1.19 billion for the quarter ended June 30, 2026 compared to $1.22 billion for the quarter ended June 30, 2025.
Average interest earning assets increased $8.7 million, or 0.5%, to $1.72 billion for the six months ended June 30, 2026 compared to $1.71 billion for the six months ended June 30, 2025, and average interest bearing liabilities decreased $21.2 million, or 1.7%, to $1.22 billion for the six months ended June 30, 2026 compared to $1.24 billion for the six months ended June 30, 2025.
Total interest income (expressed on an FTE basis) was $24.7 million and $49.4 million for the three and six months ended June 30, 2026, respectively, compared to $24.3 million and $48.0 million for the three and six months ended June 30, 2025, respectively. The Company’s rates earned on interest earning assets were 5.83% and 5.80% for the three and six months ended June 30, 2026, respectively, compared to 5.72% and 5.66% for the three and six months ended June 30, 2025, respectively.
Interest income on loans held for investment (expressed on an FTE basis) was $22.0 million and $44.2 million for the three and six months ended June 30, 2026, respectively, compared to $21.7 million and $42.9 million for the three and six months ended June 30, 2025, respectively.
Average loans outstanding decreased $26.5 million, or 1.8%, to $1.43 billion for the quarter ended June 30, 2026 compared to $1.45 billion for the quarter ended June 30, 2025. The average yield on loans increased to 6.18% for the quarter ended June 30, 2026 compared to 5.98% for the quarter ended June 30, 2025.
Average loans outstanding decreased $7.5 million, or 0.5%, to $1.45 billion for the six months ended ended June 30, 2026 compared to $1.46 billion for the six months ended June 30, 2025. The average yield on loans increased to 6.15% for the six months ended June 30, 2026 compared to 5.93% for the six months ended June 30, 2025. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities (expressed on an FTE basis) was $2.1 million and $4.1 million for the three and six months ended June 30, 2026, respectively, compared to $2.3 million and $4.3 million for the three and six months ended June 30, 2025, respectively.
Average securities decreased $0.8 million, or 0.3%, to $220.9 million for the quarter ended June 30, 2026 compared to $221.7 million for the quarter ended June 30, 2025. The average yield on securities decreased to 3.90% for the quarter ended June 30, 2026 compared to 4.09% for the quarter ended June 30, 2025.
Average securities decreased $5.9 million, or 2.6%, to $216.1 million for the six months ended June 30, 2026 compared to $222.0 million for the six months ended June 30, 2025. The average yield on securities decreased to 3.82% for the six months ended June 30, 2026 compared to 3.93% for the six months ended June 30, 2025. See the Liquidity Management section for further discussion.

Total interest expense was $7.1 million and $14.4 million for the three and six months ended June 30, 2026, respectively, compared to $7.8 million and $15.9 million for the three and six months ended June 30, 2025, respectively. The Company’s rates paid on interest bearing liabilities were 2.38% for both the three and six months ended June 30, 2026, respectively, compared to 2.55% and 2.60% for the three and six months ended June 30, 2025, respectively. See the Liquidity Management section for further discussion.
Interest expense on deposits was $5.7 million and $11.6 million for the three and six months ended June 30, 2026, respectively, compared to $6.5 million and $13.3 million for the three and six months ended June 30, 2025, respectively.
Average interest bearing deposits decreased $40.4 million, or 3.6%, to $1.07 billion for the quarter ended June 30, 2026 compared to $1.11 billion for the quarter ended June 30, 2025. The average cost of deposits decreased to 2.13% for the quarter ended June 30, 2026 compared to 2.35% for the quarter ended June 30, 2025.

Average interest bearing deposits decreased $32.3 million, or 2.9%, to $1.09 billion for the six months ended June 30, 2026 compared to $1.12 billion for the six months ended June 30, 2025. The average cost of deposits decreased to 2.14% for the six months ended June 30, 2026 compared to 2.40% for the six months ended June 30, 2025.
Interest expense on borrowings was $1.4 million and $2.8 million for the three and six months ended June 30, 2026, respectively, compared to $1.3 million and $2.6 million for the three and six months ended June 30, 2025, respectively.

Average borrowings increased $14.0 million, or 12.8%, to $122.7 million for the quarter ended June 30, 2026 compared to $108.7 million for the quarter ended June 30, 2025. The average cost of borrowings decreased to 4.61% for the quarter ended June 30, 2026 compared to 4.65% for the quarter ended June 30, 2025.
Average borrowings increased $11.1 million, or 9.5%, to $127.9 million for the six months ended June 30, 2026 compared to $116.8 million for the six months ended June 30, 2025. The average cost of borrowings decreased to 4.5% for the six months ended June 30, 2026 compared to 4.51% for the six months ended June 30, 2025.
Non-interest Income
The following table shows the principal components of non-interest income for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Service charges and other fees	$815	$940	$(125)	(13.3)%	$1,635	$1,853	$(218)	(11.8)%
Bank card income and fees	1,018	1,003	15	1.5	1,925	1,929	(4)	(0.2)
Earnings on bank-owned life insurance	498	509	(11)	(2.2)	991	1,019	(28)	(2.7)
Wealth management revenue	654	542	112	20.7	1,270	1,016	254	25.0
Gain on sales of mortgage loans, net	69	117	(48)	(41.0)	146	242	(96)	(39.7)
Gains (losses) on other real estate owned, net	335	(177)	512	(289.3)	302	(156)	458	(293.6)
Other	1,988	611	1,377	225.4	2,208	1,105	1,103	99.8
Total non-interest income	$5,377	$3,545	$1,832	51.7%	$8,477	$7,008	$1,469	21.0%
Non-interest income as a % of total revenue (1)	23.8%	18.0%			19.8%	18.2%
(1)Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income increased $1.8 million, or 51.7%, to $5.4 million for the quarter ended June 30, 2026 compared to $3.5 million for the quarter ended June 30, 2025, and increased $1.5 million, or 21.0% to $8.5 million for the six months ended June 30, 2026 compared to $7.0 million for the six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026 was primarily due to gains recorded on other real estate owned and premises and equipment held for sale.
Service charges and other fees decreased $0.1 million, or 13.3%, to $0.8 million for the quarter ended June 30, 2026 compared to $0.9 million for the quarter ended June 30, 2025, and decreased $0.2 million, or 11.8%, to $1.6 million for the six months ended June 30, 2026 compared to $1.9 million for the six months ended June 30, 2025. The decrease for the three and six months ended June 30, 2026 was primarily attributable to a decrease in overall service charges on accounts and lower NSF charges.
Wealth management revenue increased $0.1 million, or 20.7%, to $0.7 million for the quarter ended June 30, 2026 compared to $0.5 million for the quarter ended June 30, 2025, and increased $0.3 million, or 25.0% to $1.3 million for the six months ended June 30, 2026 compared to $1.0 million for the six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026 was primarily attributable to continued growth in accounts.
Gains on other real estate owned were $0.3 million for the quarter ended June 30, 2026 compared to losses of $0.2 million for the quarter ended June 30, 2025, and gains of $0.3 million for the six months ended June 30, 2026 compared to losses of $0.2 million for the six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026 is primarily attributed to a large sale of other real estate owned during the quarter ended June 30, 2026.

Non-interest Expense
The following table shows the principal components of non-interest expense for the three and six months ended June 30, 2026 and 2025.

	Three Months Ended June 30,				Six Months Ended June 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries	$6,179	$5,415	$764	14.1%	$11,547	$10,780	$767	7.1%
Employee benefits	1,414	1,288	126	9.8	2,860	2,835	25	0.9
Occupancy expense, net	859	947	(88)	(9.3)	1,850	1,883	(33)	(1.8)
Furniture and equipment expense	791	673	118	17.5	1,561	1,466	95	6.5
Processing, network and bank card expense	1,419	1,443	(24)	(1.7)	2,837	2,844	(7)	(0.2)
Legal, examination, and professional fees	944	428	516	120.6	1,746	921	825	89.6
Advertising and promotion	236	212	24	11.3	439	372	67	18.0
Postage, printing, and supplies	202	342	(140)	(40.9)	501	636	(135)	(21.2)
Other	1,703	1,521	182	12.0	3,408	3,031	377	12.4
Total non-interest expense	$13,747	$12,269	$1,478	12.0%	$26,749	$24,768	$1,981	8.0%
Efficiency ratio (1)	60.7%	62.3%			62.4%	64.4%
Number of full-time equivalent employees	269	250			269	250
(1)Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
Total non-interest expense increased $1.5 million, or 12.0%, to $13.7 million for the quarter ended June 30, 2026 compared to $12.3 million for the quarter ended June 30, 2025, and increased $2.0 million, or 8.0%, to $26.7 million for the six months ended June 30, 2026 compared to $24.8 million for the six months ended June 30, 2025.
Salaries increased $0.8 million, or 14.1%, to $6.2 million for the quarter ended June 30, 2026 compared to $5.4 million for the quarter ended June 30, 2025, and increased $0.8 million, or 7.1%, to $11.5 million for the six months ended June 30, 2026 compared to $10.8 million for the six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026 is attributed to incentive payouts paid during the periods and increases in number of full-time equivalent employees.
Occupancy expense, net, decreased $0.1 million, or 9.3%, to $0.9 million for the quarter ended June 30, 2026 compared to $0.9 million for the quarter ended June 30, 2025, and remained consistent at $1.9 million for the six months ended June 30, 2026 and 2025. The decrease for the quarter ended June 30, 2026 primarily resulted from rental income received from renting a bank property that was held for sale. That property was sold during the quarter ended June 30, 2026.
Furniture and equipment expense increased $0.1 million, or 17.5%, to $0.8 million for the quarter ended June 30, 2026 compared to $0.7 million for the quarter ended June 30, 2025 and increased $0.1 million, or 6.5%, to $1.6 million for the six months ended June 30, 2026 compared to $1.5 million for the six months ended June 30, 2025. The increase is attributed to an increase in maintenance fees paid during the quarter.
Legal, examination, and professional fees increased $0.5 million, or 120.6%, to $0.9 million for the quarter ended June 30, 2026, compared to $0.4 million for the quarter ended June 30, 2025, and increased $0.8 million, or 89.6%, to $1.7 million for the six months ended June 30, 2026 compared to $0.9 million for the six months ended June 30, 2025. The increase for the three and six months ended June 30, 2026 is attributed to legal and professional fees incurred for the acquisition of FSC Bancshares, Inc.
Postage, printing, and supplies decreased $0.1 million, or 40.9%, to $0.2 million for the quarter ended June 30, 2026, compared to $0.3 million for the quarter ended June 30, 2025, and decreased $0.1 million, or 21.2%, to $0.5 million for the six months ended June 30, 2026 compared to $0.6 million for the six months ended June 30, 2025. The decrease is attributed to customer mailings sent in conjunction with an account consolidation project in the prior year quarter.

Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements was 18.0% and 18.6% for the three and six months ended June 30, 2026, respectively, compared to 18.3% for both the three and six months ended June 30, 2025. The effective tax rate for each of the three and six months ended June 30, 2026 and 2025 was lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Net loans represented 79.9% of total assets as of June 30, 2026 compared to 78.5% as of December 31, 2025.
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
Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated are as follows:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$196,084	13.8%	$227,584	15.3%
Real estate construction − residential	42,307	3.0	39,609	2.7
Real estate construction − commercial	85,914	6.1	83,846	5.6
Real estate mortgage − residential	370,185	26.1	369,636	24.9
Real estate mortgage − commercial	712,619	50.3	755,892	50.8
Installment and other consumer	9,251	0.7	10,225	0.7
Total loans held for investment	$1,416,360	100.0%	$1,486,792	100.0%
Commercial Real Estate Loans
Commercial real estate loans (“CRE”) consist primarily of income-producing investment property loans. Additionally, CRE loans include 1-4 family property loans as well as land and development loans.
The following table shows the categories of the Company's non-owner occupied CRE loan portfolio at June 30, 2026 and December 31, 2025:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Retail	$167,079	28.7%	$171,366	27.9%
Multi Family	145,226	25.0	165,663	27.0
Hotel & Food Service	57,647	9.9	63,279	10.3
Other Construction	52,561	9.0	55,947	9.1
Office Buildings	44,832	7.7	48,028	7.8
1-4 Family Construction	42,307	7.3	39,609	6.4
Other Real Estate	23,421	4.0	24,379	4.0
Land Subdivision	18,511	3.2	15,765	2.6
Industrial	15,275	2.6	18,450	3.0
Residential Building Construction	7,551	1.3	5,906	1.0
Commercial and Institutional Building Construction	7,291	1.3	6,228	1.0
Total Commercial Real Estate - Non Owner Occupied	$581,701	100.0%	$614,620	100.0%

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
General reserves are recorded for collectively analyzed loans using a consistent methodology. Two different models are used for calculating the general reserve. The Discounted Cash Flow model considers quantitative peer group historic loss experience, forecasts over the estimated life of the loan pools, industry data, and qualitative or environmental factors, such as: lending policies and procedures; economic conditions; the nature, volume and terms of the portfolio; lending staff and management; past due loans; the loan review system; collateral values; concentrations of credit; and external factors. The Remaining Life model applies a long-term average loss rate calculated using peer data that is adjusted for qualitative or environmental factors such as those previously noted. The model used depends on the loan portfolio segment. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. At June 30, 2026 and December 31, 2025, the ACL on loans included a qualitative adjustment of approximately $9.4 million and $10.3 million, respectively.

Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	June 30,	December 31,
(dollars in thousands)	2026	2025
Non-accrual loans:
Commercial, financial, and agricultural	$1,951	$1,003
Real estate mortgage − residential	3,036	5,656
Real estate mortgage − commercial	1,502	143
Installment and other consumer	5	34
Total	6,494	6,836
Loans contractually past due 90 days or more and still accruing:
Real estate mortgage − residential	156	29
Installment and other consumer	5	—
Total	161	29
Total non-performing loans (1)	6,655	6,865
Other real estate owned and repossessed assets	845	98
Total non-performing assets (2)	$7,500	$6,963

Loans held for investment	$1,416,360	$1,486,792
Allowance for credit losses on loans	$20,730	$21,111
Allowance for credit losses to loans	1.46%	1.42%
Non-accrual loans to total loans	0.46	0.46
Non-performing loans to loans (1)	0.47	0.46
Non-performing assets to loans (2)	0.53	0.47
Non-performing assets to assets (2)	0.42	0.37
Allowance for credit losses to non-accrual loans	319.22	308.82
Allowance for credit losses to non-performing loans	311.50	307.52
(1)Non-performing loans include loans 90 days past due and accruing and non-accrual loans.
(2)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $7.5 million, or 0.53% of total loans, at June 30, 2026 compared to $7.0 million, or 0.47% of total loans, at December 31, 2025.
Total non-accrual loans at June 30, 2026 decreased $0.3 million, or 5.0%, to $6.5 million compared to $6.8 million at December 31, 2025. There were $0.16 million in loans past due 90 days and still accruing interest at June 30, 2026 compared to $0.03 million at December 31, 2025. Other real estate and repossessed assets were $0.8 million and $0.1 million at June 30, 2026 and December 31, 2025, respectively.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
The following table is a summary of the allocation of the allowance for credit losses at the end of the periods shown below:

	June 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$3,628	13.8%	$3,655	15.3%
Real estate construction − residential	1,041	3.0	975	2.7
Real estate construction − commercial	2,221	6.1	1,719	5.6
Real estate mortgage − residential	4,557	26.1	4,823	24.9
Real estate mortgage − commercial	9,028	50.3	9,839	50.8
Installment and other consumer	93	0.7	100	0.7
Unallocated	162	—	—	—
Total	$20,730	100.0%	$21,111	100.0%
The allowance for credit losses was $20.7 million, or 1.46% of loans outstanding, at June 30, 2026 compared to $21.1 million, or 1.42% of loans outstanding, at December 31, 2025. The ratio of the allowance for credit losses to non-performing loans was 311.50% at June 30, 2026, compared to 307.52% at December 31, 2025.
Provision for (Release of) Credit Losses

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2026	2025	2026	2025
Release of credit losses on loans	$(65)	$(159)	$(185)	$(441)
Provision for credit losses for off-balance sheet commitments	303	108	496	50
Total provision for (release of) credit losses	$238	$(51)	$311	$(391)
The Company recognized provision for credit losses of $0.2 million and $0.3 million for the three and six months ended June 30, 2026, respectively, compared to release of provision for credit losses $0.1 million and $0.4 million for the three and six months ended June 30, 2025, respectively.

The following table summarizes the credit loss experience for the periods indicated:

	Three Months Ended June 30,
	2026			2025
(dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)
Commercial, financial, and agricultural	$(137)	$200,336	(0.27)%	$13	$207,200	0.01%
Real estate construction − residential	—	41,617	—	—	25,177	—
Real estate construction − commercial	22	85,244	0.10	—	64,457	—
Real estate mortgage − residential	5	361,642	0.01	4	378,192	—
Real estate mortgage − commercial	(1)	728,390	—	(3)	765,516	—
Installment and other consumer	(27)	8,844	(1.22)	(65)	12,049	(0.54)
Total	$(138)	$1,426,073	(0.04)%	$(51)	$1,452,591	—%

	Six Months Ended June 30,
	2026			2025
(dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)
Commercial, financial, and agricultural	$(143)	$209,020	(0.14)%	$68	$203,966	0.03%
Real estate construction − residential	—	40,665	—	—	29,317	—
Real estate construction − commercial	22	85,237	0.05	—	73,268	—
Real estate mortgage − residential	10	365,980	0.01	5	370,800	—
Real estate mortgage − commercial	(24)	741,253	(0.01)	22	768,940	—
Installment and other consumer	(61)	9,260	(1.33)	(128)	12,623	(1.01)
Total	$(196)	$1,451,415	(0.03)%	$(33)	$1,458,914	—%
(1)Annualized ratio of net (charge-offs) recoveries to average loans by loan type.

Net Loan Charge-Offs/Recoveries
The Company’s net charge-offs were $0.1 million and $0.2 million for the three and six months ended June 30, 2026, respectively, compared to $0.05 million and $0.03 million of net charge-offs for the three and six months ended June 30, 2025, respectively.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac and various other secondary market investors. There were $0.2 million of loans held for sale at June 30, 2026, and $0.6 million loans held for sale at December 31, 2025.
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the six months ended June 30, 2026, the Company sold approximately $18.1 million of loans to investors compared to $2.9 million for the six months ended June 30, 2025.

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
The Company has a number of sources of funds to meet liquidity needs on a daily basis. The Company’s most liquid assets are comprised of available-for-sale investment securities, not including other debt securities, federal funds sold, and excess reserves held at the Federal Reserve. The following table shows the Company’s sources of funds as of June 30, 2026 and December 31, 2025.

(dollars in thousands)	June 30, 2026	December 31, 2025
Other interest bearing deposits	$9,835	$87,680
Certificates of deposit in other banks	1,000	1,000
Available-for-sale investment securities	233,476	209,939
Total	$244,311	$298,619
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $233.5 million at June 30, 2026 and included an unrealized net loss of $22.2 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $1.4 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At June 30, 2026 and December 31, 2025, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $122.7 million and $108.4 million, respectively.
Total investment securities pledged for these purposes were as follows as of June 30, 2026 and December 31, 2025:

(dollars in thousands)	June 30, 2026	December 31, 2025
Federal Reserve Bank borrowings	$8,367	$8,288
Other deposits	102,395	93,177
Total pledged, at fair value	$110,762	$101,465
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At June 30, 2026, such deposits totaled $1.39 billion and represented 93.5% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Non-interest bearing demand	$416,389	$423,568
Interest checking	332,732	372,595
Savings and money market	439,035	453,972
Other time deposits	203,864	213,008
Total	$1,392,020	$1,463,143
Estimated uninsured deposits totaled $310.8 million, including $92.1 million of certificates of deposit, at June 30, 2026, compared to $384.6 million, including $90.5 million of certificates of deposit, at December 31, 2025. The Company's brokered deposits were $4.0 million at June 30, 2026 and $0.5 million at December 31, 2025.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, advances from the FHLB and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of June 30, 2026, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $7.9 million on a secured basis. There were no federal funds purchased outstanding at June 30, 2026. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at June 30, 2026.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of June 30, 2026, the Bank had $29.3 million in outstanding borrowings with the FHLB. In addition, the Company has $49.5 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at June 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	June 30, 2026	December 31, 2025
Federal Home Loan Bank advances	$29,291	$102,000
Other borrowings	71	86
Subordinated notes	49,486	49,486
Total	$78,848	$151,572
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
The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as of June 30, 2026 and December 31, 2025:

	June 30, 2026				December 31, 2025
(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$427,009	$7,891	$35,000	$469,900	$437,998	$7,796	$35,000	$480,794
Letters of credit	(24,825)	—	—	(24,825)	(81,625)	—	—	(81,625)
Advances outstanding	(29,290)	—	—	(29,290)	(102,000)	—	—	(102,000)
Total available	$372,894	$7,891	$35,000	$415,785	$254,373	$7,796	$35,000	$297,169

At June 30, 2026, loans of $707.7 million were pledged to the FHLB as collateral for borrowings and letters of credit. At June 30, 2026, investments with a market value of $8.4 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines, to meet future anticipated liquidity needs in both the short- and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $32.7 million at June 30, 2026 compared to $104.3 million at December 31, 2025 and $100.3 million at June 30, 2025. The $67.6 million decrease since June 30, 2025 resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statements of cash flows for the six months ended June 30, 2026. Cash flow provided by operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided total cash of $18.1 million for the six months ended June 30, 2026.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, provided total cash of $50.4 million during the six months ended June 30, 2026. The cash inflow primarily consisted of $11.9 million of proceeds from maturities and calls of available-for-sale securities, a $72.2 million net decrease in loans held for investment, and a $3.3 million net increase in FHLB stock, partially offset by $36.5 million in purchases of securities.
Financing activities used total cash of $140.1 million during the six months ended June 30, 2026, resulting primarily from a $51.3 million decrease in interest bearing transaction accounts, a $7.5 million decrease in time deposits, a $7.2 million decrease in demand deposits, and a $72.7 million net decrease in FHLB advances, partially offset by a $1.9 million increase from financing obligations.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $404.9 million in unused loan commitments and standby letters of credit as of June 30, 2026. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $2.8 million and $2.7 million during the six months ended June 30, 2026 and 2025, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared $12.0 million and $10.0 million in dividends to the Company during the six months ended June 30, 2026 and 2025, respectively. At June 30, 2026 and December 31, 2025, the Company had cash and cash equivalents totaling $32.7 million and $25.5 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 12,000 common shares under its repurchase programs during the first six months of 2026 at an average cost of $32.68 per share totaling $0.4 million. As of June 30, 2026, $8.0 million remained available for share repurchases pursuant to the Company's current repurchase program. On July 29, 2026, the Company’s Board of Directors amended the repurchase program to increase the authorized repurchase limit to $10.0 million.

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

On April 29, 2026, the Company entered into an agreement to acquire FSC Bancshares, Inc. in a cash-and-stock merger valued at approximately $28.3 million, with the transaction expected to close in the third quarter of 2026, subject to FSC shareholder approval and other customary closing conditions. Refer to Note 17, “Pending Acquisition”, in the Company’s consolidated financial statements for further details regarding this pending transaction.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of June 30, 2026, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of both June 30, 2026 and December 31, 2025. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets, and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Bank had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue including its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III Capital Rules, at both June 30, 2026 and December 31, 2025, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as the dates indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2026
Total Capital (to risk-weighted assets):
Company	$255,387	16.40%	$163,472	10.50%	$—	N.A.
Bank	223,609	14.49	162,068	10.50	154,351	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$235,891	15.15%	$132,334	8.50%	$—	N.A.
Bank	204,278	13.23	131,198	8.50	123,481	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$187,891	12.07%	$108,981	7.00%	$—	N.A.
Bank	204,278	13.23	108,045	7.00	100,328	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$235,891	12.91%	$73,064	4.00%	$—	N.A.
Bank	204,278	11.26	73,064	4.00	91,330	5.00%

December 31, 2025
Total Capital (to risk-weighted assets):
Company	$247,190	15.49%	$167,563	10.50%	$—	N/A
Bank	222,887	14.08	166,169	10.50	158,256	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$227,237	14.24%	$135,646	8.50%	$—	N/A
Bank	203,097	12.83	134,518	8.50	126,605	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$179,237	11.23%	$111,709	7.00%	$—	N/A
Bank	203,097	12.83	110,779	7.00	102,866	6.50%
Tier 1 leverage ratio:
Company	$227,237	12.12%	$74,994	4.00%	$—	N/A
Bank	203,097	10.90	74,546	4.00	93,183	5.00%

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point (“bps”) increase and a 200 and 100 bps decrease in interest rates on net interest income for the next 12 months based on the interest rate risk model at June 30, 2026 and December 31, 2025.

	% Change in projected net interest income
Hypothetical shift in interest rates	June 30,	December 31,
(bps)	2026	2025
200	2.80%	(0.43)%
100	1.48	(0.09)
(100)	(1.67)	(0.49)
(200)	(4.50)	(1.58)
The change in the interest rate risk exposure from December 31, 2025 to June 30, 2026 is primarily due to moderately higher rates on interest bearing assets projected to reprice in the next 12 months and projected repricing speeds on interest bearing assets and liabilities. In an immediate and sustained shock, interest bearing assets and liabilities are projected to reprice at relatively the same pace. In up rate scenarios, interest bearing assets are projected to reprice moderately faster than interest bearing liabilities providing slightly more interest income in a rising rate market. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended June 30, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of June 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, means controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported, during the preparation of our financial statements for the three months ended March 31, 2026, management identified a material weakness in the Company’s internal control over financial reporting related to the evaluation and application of U.S. GAAP to certain non-routine transactions. This material weakness was evidenced by errors identified in the accounting for a sale-leaseback transaction under ASC 842-40 during the quarter ended March 31, 2026, and in the accounting for a low-income housing tax credit investment under ASC 323-740 during the quarter ended June 30, 2026. As of June 30, 2026, the material weakness had not been remediated. Management is in the process of developing remediation measures to address this material weakness, including enhancing its accounting review procedures for non-routine transactions, strengthening controls over the evaluation of technical accounting matters, engaging additional external resources with specialized accounting expertise when appropriate, and formalizing procedures for evaluating and documenting the accounting conclusions for non-routine transactions. Management may determine to take additional measures to address the material weakness or modify the remediation efforts described above. The material weakness will be considered remediated after applicable controls operate for a sufficient period of time, and management has concluded that the controls are effective.

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
Changes in Internal Control Over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
April 2026	—	$—	—	$8,037,685
May 2026	—	—	—	8,037,685
June 2026	—	—	—	8,037,685
Total	—	$—	—	$8,037,685

    (1) On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased by the Company from time to time, as well as the timing of any such repurchases. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company did not repurchase any common shares under its repurchase programs during the second quarter of 2026. As of June 30, 2026, $8.0 million remained available for share repurchases pursuant to the Company's current repurchase program. On July 29, 2026, the Company’s Board of Directors amended the repurchase program to increase the authorized repurchase limit to $10.0 million.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended June 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended June 30, 2026 otherwise reportable under this Item 5.
Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Reorganization, by and among the Company, Hawthorn HoldCo, Inc. and FSC Bancshares, Inc., dated as of April 29, 2026 (filed as Exhibit 2.1 to the Company’s current report on Form 8-K on April 29, 2026 and incorporated herein by reference).

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

10.1	Form of Non-Employee Director Restricted Stock Unit Award Agreement (filed as Exhibit 10.1 to the Company’s current report on Form 8-K on June 8, 2026 and incorporated herein by reference).
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

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

August 6, 2026	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Chris E. Hafner

August 6, 2026	Chris E. Hafner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)