Form 10-Q
period 2026-09-30
HAWTHORN BANCSHARES, INC.
filed 2026-11-09
CIK 893847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of November 9, 2026, the registrant had 7,315,290 shares of common stock, par value $1.00 per share, outstanding.

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Table of Contents

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

(dollars in thousands, except per share data)	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and due from banks	$17,466	$16,632
Other interest bearing deposits	16,294	87,680
Cash and cash equivalents	33,760	104,312
Certificates of deposit in other banks	1,000	1,000
Available-for-sale debt securities, at fair value	271,093	209,939
Other investments	6,811	5,976
Loans held for investment	1,690,134	1,486,792
Allowance for credit losses	(24,443)	(21,111)
Net loans	1,665,691	1,465,681
Loans held for sale	223	616
Premises and equipment - net	36,149	29,963
Premises and equipment held for sale, net	1,080	3,956
Other real estate owned - net	101	98
Cash surrender value of bank-owned life insurance	41,383	40,444
Goodwill and other intangible assets, net	25,999	—
Accrued interest receivable and other assets	57,790	32,865
Total assets	$2,141,080	$1,894,850
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Non-interest bearing demand	$476,837	$423,568
Savings, interest checking and money market	930,516	827,069
Time deposits	383,597	303,512
Total deposits	1,790,950	1,554,149
Federal Home Loan Bank advances and other borrowings	74,343	102,086
Subordinated notes	54,682	49,486
Operating lease liabilities	3,417	2,682
Finance lease liabilities	1,092	1,205
Accrued interest payable and other liabilities	25,556	11,013
Total liabilities	1,950,040	1,720,621
Stockholders’ equity:
Common stock, $1.00 par value, authorized 15,000,000 shares; issued 7,967,935 and 7,554,893 shares at September 30, 2026 and December 31, 2025, respectively	7,968	7,555
Surplus	92,800	76,828
Retained earnings	123,560	107,863
Accumulated other comprehensive loss, net of tax	(18,899)	(3,613)
Treasury stock; 654,215 and 653,633 shares, at cost, respectively	(14,389)	(14,404)
Total stockholders’ equity	191,040	174,229
Total liabilities and stockholders’ equity	$2,141,080	$1,894,850
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
INTEREST INCOME
Interest and fees on loans	$24,110	$22,635	$68,054	$65,380
Interest and fees on loans held for sale	4	10	11	15
Interest on investment securities:
Taxable	1,758	1,403	4,286	4,105
Nontaxable	607	585	1,776	1,758
Federal funds sold and Other interest-bearing deposits	184	256	1,069	795
Dividends on other investments	111	114	323	319
Total interest income	26,774	25,003	75,519	72,372
INTEREST EXPENSE
Interest on deposits:
Savings, interest checking and money market	3,772	4,036	10,943	12,471
Time deposits	2,341	2,523	6,726	7,409
Total interest expense on deposits	6,113	6,559	17,669	19,880
Interest on federal funds purchased and securities sold under agreements to repurchase and other	13	1	40	2
Interest on Federal Home Loan Bank advances	539	718	1,790	1,621
Interest on subordinated notes	819	860	2,370	2,568
Total interest expense on borrowings	1,371	1,579	4,200	4,191
Total interest expense	7,484	8,138	21,869	24,071
Net interest income	19,290	16,865	53,650	48,301
Provision for (release of) credit losses on loans	300	375	115	(66)
Provision for credit losses on unfunded commitments	—	—	496	50
Total provision for (release of) credit losses on loans and unfunded commitments	300	375	611	(16)
Net interest income after provision for (release of) credit losses on loans and unfunded commitments	18,990	16,490	53,039	48,317
NON-INTEREST INCOME
Service charges and other fees	879	928	2,514	2,781
Bank card income and fees	1,068	1,000	2,993	2,929
Earnings on bank-owned life insurance	490	513	1,481	1,532
Wealth management revenue	740	651	2,010	1,667
Gain on sale of mortgage loans, net	61	78	207	320
Gains (losses) on other real estate owned and other assets, net	104	—	405	(156)
Other	362	546	2,570	1,651
Total non-interest income	3,704	3,716	12,180	10,724
Investment securities gains, net	98	105	383	102
NON-INTEREST EXPENSE
Salaries and employee benefits	7,222	7,207	21,628	20,822
Occupancy expense, net	1,012	931	2,862	2,814
Furniture and equipment expense	794	683	2,355	2,149
Processing, network, and bank card expense	2,602	1,372	5,439	4,216
Legal, examination, and professional fees	896	470	2,642	1,391
Advertising and promotion	284	252	723	624
Postage, printing, and supplies	236	354	737	990
Other	1,899	1,552	5,307	4,583
Total non-interest expense	14,945	12,821	41,693	37,589
Income before income taxes	7,847	7,490	23,909	21,554
Income tax expense	785	1,358	3,778	3,938
Net income	$7,062	$6,132	$20,131	$17,616
Basic earnings per share	$1.01	$0.89	$2.90	$2.54
Diluted earnings per share	$1.01	$0.88	$2.90	$2.53
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Net income	$7,062	$6,132	$20,131	$17,616
Other comprehensive income (loss), net of tax
Investment securities available-for-sale:
Change in unrealized gains (losses) on investment securities available-for-sale, net of tax	(13,462)	3,733	(14,203)	4,791
Adjustment for gains on sale of investment securities, net of tax	(77)	90	(297)	90
Defined benefit pension plans:
Amortization of net gains included in net periodic pension income, net of tax	(263)	(252)	(786)	(756)
Total other comprehensive income (loss)	(13,802)	3,571	(15,286)	4,125
Total comprehensive income (loss)	$(6,740)	$9,703	$4,845	$21,741
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (unaudited)

	Three Months Ended September 30, 2026 and 2025
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, June 30, 2026	$7,555	$76,691	$118,034	$(5,097)	$(14,389)	$182,794
Net income	—	—	7,062	—	—	7,062
Other comprehensive loss	—	—	—	(13,802)	—	(13,802)
Share-based compensation expense	—	174	—	—	—	174
Cash dividends declared, common stock ($0.21 per share)	—	—	(1,536)	—	—	(1,536)
Stock issued in connection with acquisition	413	15,935	—	—	—	16,348
Balance, September 30, 2026	$7,968	$92,800	$123,560	$(18,899)	$(14,389)	$191,040

Balance, June 30, 2025	$7,555	$76,812	$98,309	$(11,889)	$(13,964)	$156,823
Net income	—	—	6,132	—	—	6,132
Other comprehensive income	—	—	—	3,571	—	3,571
Share-based compensation expense	—	104	—	—	—	104
Purchase of treasury stock	—	—	—	—	(308)	(308)
Cash dividends declared, common stock ($0.19 per share)	—	—	(1,384)	—	—	(1,384)
Balance, September 30, 2025	$7,555	$76,916	$103,057	$(8,318)	$(14,272)	$164,938

	Nine Months Ended September 30, 2026 and 2025
(In thousands, except per share data)	Common Stock	Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance, December 31, 2025	$7,555	$76,828	$107,863	$(3,613)	$(14,404)	$174,229
Net income	—	—	20,131	—	—	20,131
Other comprehensive loss	—	—	—	(15,286)	—	(15,286)
Share-based compensation expense	—	448	—	—	—	448
Purchase of treasury stock	—	—	—	—	(396)	(396)
Restricted share unit vesting and taxes paid related to net share settlement	—	(411)	—	—	411	—
Cash dividends declared, common stock ($0.63 per share)	—	—	(4,434)	—	—	(4,434)
Stock issued in connection with acquisition	413	15,935	—	—	—	16,348
Balance, September 30, 2026	$7,968	$92,800	$123,560	$(18,899)	$(14,389)	$191,040

Balance, December 31, 2024	$7,555	$76,857	$89,542	$(12,443)	$(11,964)	$149,547
Net income	—	—	17,616	—	—	17,616
Other comprehensive income	—	—	—	4,125	—	4,125
Share-based compensation expense	—	281	—	—	—	281
Purchase of treasury stock	—	—	—	—	(2,530)	(2,530)
Restricted share unit vesting and taxes paid related to net share settlement	—	(222)	—	—	222	—
Cash dividends declared, common stock ($0.55 per share)	—	—	(4,101)	—	—	(4,101)
Balance, September 30, 2025	$7,555	$76,916	$103,057	$(8,318)	$(14,272)	$164,938
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$20,131	$17,616
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (release of) credit losses on loans and unfunded commitments	611	(16)
Depreciation expense	1,911	1,681
Net amortization of investment securities, premiums, and discounts	92	301
Provision for valuation allowance for premises and equipment held for sale	548	—
Investment securities gains, net	(383)	(102)
Gain on sales and dispositions of premises and equipment	(1,393)	(61)
Gain on sales and dispositions of other real estate	(405)	(28)
Provision for valuation allowance for other real estate owned	—	184
Share-based compensation expense	448	281
Increase in cash surrender value - life insurance	(939)	(1,146)
Increase in accrued interest receivable and other assets	(9,781)	(6,556)
Decrease in operating lease liabilities	(387)	(242)
Increase in accrued interest payable and other liabilities	6,100	1,299
Origination of mortgage loans held for sale	(20,809)	(6,223)
Proceeds from the sale of mortgage loans held for sale	20,793	5,111
Gain on sale of mortgage loans, net	(207)	(320)
Net cash provided by operating activities	16,330	11,779
Cash flows from investing activities:
Purchase of certificates of deposit in other banks	(1,000)	—
Proceeds from maturities of certificates of deposit in other banks	1,000	—
Net (increase) decrease in loans	88,236	(47,916)
Purchase of available-for-sale debt securities	(45,309)	(18,777)
Proceeds from maturities, calls, and paydowns of available-for-sale debt securities	18,263	26,715
Purchases of FHLB stock	(76,572)	(48,830)
Proceeds from sales of FHLB stock	78,798	44,655
Purchases of premises and equipment	(2,835)	(1,946)
Proceeds from sales of premises and equipment	1,921	61
Proceeds from sales of other real estate and repossessed assets	1,012	1,418
Net cash paid from acquisition	(10,296)	—
Net cash provided by (used in) investing activities	53,218	(44,620)
Cash flows from financing activities:
Net increase (decrease) in demand deposits	(7,852)	39,415
Net decrease in interest bearing transaction accounts	(76,738)	(58,280)
Net increase (decrease) in time deposits	(3,901)	11,600
Repayment of FHLB advances and other borrowings	(1,767,782)	(35,014)
Proceeds from FHLB advances and other borrowings	1,719,057	575
Net increase in short term FHLB borrowings	—	130,000
Decrease in finance lease liabilities	(113)	—
Proceeds from financing obligation	1,908	—
Repayment of financing obligation	(3)	—
Purchase of treasury stock	(396)	(2,530)
Cash dividends paid - common stock	(4,280)	(4,044)
Net cash provided by (used in) financing activities	(140,100)	81,722
Net (decrease) increase in cash and cash equivalents	(70,552)	48,881
Cash and cash equivalents, beginning of period	104,312	50,994
Cash and cash equivalents, end of period	$33,760	$99,875
See accompanying notes to the consolidated financial statements (unaudited).

HAWTHORN BANCSHARES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) continued

	Nine Months Ended September 30,
(In thousands)	2026	2025
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,609	$24,152
Income taxes	19	1,518
Non-cash investing and financing activities:
Other real estate and repossessed assets acquired in settlement of loans	$2,709	$—
Loans held for investment originated through other real estate and repossessed assets sold	2,099	—
Loans held for investment originated through premises and equipment sold	1,875	—
Right of use assets obtained in exchange for new operating lease liabilities	1,122	1,351
Dividends declared not paid - common stock	1,536	1,385
Acquisitions
Fair value of common stock issued	16,348	—
Cash consideration	16,989	—
Fair value of assets acquired	386,530	—
Fair value of liabilities assumed	353,193	—
See accompanying notes to the consolidated financial statements (unaudited).

(1) Summary of Significant Accounting Policies
Hawthorn Bancshares, Inc. (the “Company”) through its subsidiary, Hawthorn Bank (the “Bank”), provides a broad range of banking and financial services to individual and corporate customers located in central, southern, northwest Missouri, and also the Kansas City metropolitan area, including one branch in Kansas. The Company is subject to competition from other financial and nonfinancial institutions that provide financial products and services. Additionally, the Company and its subsidiaries are subject to the regulations of certain regulatory agencies and undergo periodic examinations by those regulatory agencies.
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

Acquisition. On September 3, 2026, the Company completed its acquisition of FSC Bancshares, Inc. and its wholly owned subsidiary, Farmers State Bank (collectively, “FSC”), whereby FSC Bancshares, Inc. was merged with and into the Company and Farmers State Bank was merged with and into the Bank. Pursuant to the merger agreement executed on April 29, 2026, the Company paid $17.0 million of cash consideration and issued 413,042 shares of the Company’s common stock. The Company and the Bank assumed all of the assets and liabilities of the FSC entities with which they merged by operation of law. The acquisition added nine full-service branch locations located in northern Missouri. Refer to Note 17, “Acquisition”, for further details regarding this transaction.

Goodwill and other intangible assets, net. Goodwill is established and recorded if the consideration given during an acquisition transaction exceeds the fair value of the net assets received. Goodwill has an indefinite life and is not amortized.

Intangible assets that have finite useful lives, such as core deposit intangibles and servicing assets, are amortized over their estimated useful lives. The Company’s core deposit intangible assets represent acquired customer relationships arising from whole bank and branch acquisitions. Core deposit intangibles are initially measured at fair value and then amortized over their estimated useful life using an accelerated approach. The useful lives of the core deposits are estimated to be ten years.

Goodwill and core deposit intangibles are evaluated annually for potential impairment or when events or circumstances indicate that it will be more likely than not that the fair value of the reporting unit is less than its carrying amount.
Recent Accounting Pronouncements
Income Statement. In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require public companies to disclose, in the notes to the financial statements, specified information about certain costs and expenses at each interim and annual reporting period. Additionally, in January 2025, the FASB issued ASU No. 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. The ASU addresses investors’ requests for more disaggregated expense information to better understand an entity's performance, better assess the entity's prospects for future cash flows, and compare an entity's performance over time and with that of other entities. This ASU amends the effective date of ASU No. 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption of ASU No. 2024-03 is permitted. The Company is currently evaluating the impact of the ASU on the Company’s consolidated financial statements and disclosures
Purchased loans. In November 2025, the FASB issued ASU 2025-08, Financial Instruments-Credit Losses (Topic 326): Purchased Loans, which expands the population of acquired financial assets subject to the gross-up approach in Topic 326. Under the gross-up approach, an allowance for credit losses is recognized at the acquisition date with an offsetting entry to the asset's amortized cost basis. Specifically, this ASU does the following:
•applies the gross-up approach to acquired non-purchased credit deteriorated assets that are purchased seasoned loans and provides criteria for determining whether acquired loans qualify as purchased seasoned loans;
•for purchased seasoned loans, eliminates the Day 1 credit loss expense and reduces interest income recognized in subsequent periods because the gross-up approach will now apply to these loans;
•keeps the guidance for purchased credit deteriorated ("PCD") assets unchanged; and
•results in narrow subsequent measurement differences between purchased seasoned loans and PCD assets.
This ASU is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2026, and is applied on a prospective basis. Early adoption was permitted, and the Company adopted this ASU on January 1, 2026. The adoption of this ASU did not have a material effect on the Company's consolidated financial statements and related disclosures.
During 2026, the Company acquired $306.0 million of purchased seasoned loans in connection with the FSC acquisition. At the acquisition date, the Company recognized a $3.5 million allowance for credit losses on those loans and added the allowance to their purchase price in determining the initial amortized cost basis. The initial allowance did not result in credit loss expense at the acquisition date.

(2) Loans and Allowance for Credit Losses
Loans
Major classifications within the Company’s loans held for investment portfolio at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commercial, financial, and agricultural	$205,274	$227,584
Real estate construction − residential	63,703	39,609
Real estate construction − commercial	104,871	83,846
Real estate mortgage − residential	535,934	369,636
Real estate mortgage − commercial	761,832	755,892
Installment and other consumer	18,520	10,225
Total loans held for investment	$1,690,134	$1,486,792
Net deferred origination fees included in loans held for investment	$(965)	$(1,250)
Net purchase accounting discounts included in loans held for investment	$(17,141)	$(86)
The Bank grants real estate, commercial, installment, and other consumer loans to customers located in central, southern, and northwest Missouri, and also the Kansas City metropolitan area, including one branch in Kansas. As such, the Bank is susceptible to changes in the economic environment in these communities. The Bank does not have a concentration of credit in any one geographic sector. Accrued interest on loans totaled $7.5 million and $6.8 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of loans presented above. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. At September 30, 2026, loans of $662.7 million were pledged to the Federal Home Loan Bank (“FHLB”) as collateral for borrowings and letters of credit.
The Company has acquired loans through an acquisition, some of which have experienced more than insignificant credit deterioration since origination. The Company considers all acquired non-accrual loans to be PCD loans. An ACL is determined using the same methodology as other loans held for investment. The ACL determined on a collective basis is allocated to individual loans. The sum of a loan’s fair value and ACL becomes the initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through provision for credit losses.
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
Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures
The Company maintains a separate allowance for credit losses for off-balance-sheet credit exposures, including unfunded loan commitments, unless the associated obligation is unconditionally cancellable by the Company. This allowance is included in other liabilities on the consolidated balance sheets with associated expense recognized as a component of the provision for credit losses on the consolidated statements of income. The liability for unfunded lending commitments utilizes the same model as the allowance for credit losses on loans, however, the liability for unfunded lending commitments incorporates an assumption for the portion of unfunded commitments that are expected to be funded. The allowance for credit losses on unfunded commitments totaled $1.7 million and $1.0 million at September 30, 2026 and December 31, 2025, respectively.
Sensitivity in the Allowance for Credit Loss Model
The allowance for credit losses is an estimate that requires significant judgment including projections of the macroeconomic environment. The forecasted macroeconomic environment continuously changes, which can cause fluctuations in estimated expected losses.

The following tables illustrate the changes in the allowance for credit losses on loans by portfolio segment:

	Three Months Ended September 30, 2026
(dollars in thousands)	Commercial, Financial, & Agricultural		Real Estate Construction - Residential		Real Estate Construction - Commercial		Real Estate Mortgage - Residential		Real Estate Mortgage - Commercial		Installment and Other Consumer		Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$3,628		$1,041		$2,221		$4,557		$9,028		$93		$162	$20,730
PSL allowance for credit loss at acquisition	144		299		298		1,630		979		102		—	3,452
PCD allowance for credit loss at acquisition	4		—		—		23		1		—		—	28
Charge-offs	(52)		—		—		(76)		(3)		(67)		—	(198)
Recoveries	72		—		27		5		—		27		—	131
Provision for (release of) credit losses	333		430		459		36		(724)		34		(268)	300
Balance at end of period	$4,129		$1,770		$3,005		$6,175		$9,281		$189		$(106)	$24,443

	Nine Months Ended September 30, 2026
(dollars in thousands)	Commercial, Financial, & Agricultural		Real Estate Construction - Residential		Real Estate Construction - Commercial		Real Estate Mortgage - Residential		Real Estate Mortgage - Commercial		Installment and Other Consumer		Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$3,655		$975		$1,719		$4,823		$9,839		$100		$—	$21,111
PSL allowance for credit loss at acquisition	144	—	299	—	298	—	1,630	—	979	—	102	—	—	3,452
PCD allowance for credit loss at acquisition	4	—	—	—	—	—	23	—	1	—	—	—	—	28
Charge-offs	(246)		—		—		(76)		(28)		(183)		—	(533)
Recoveries	123		—		49		15		1		82		—	270
Provision for (release of) credit losses	449		496		939		(240)		(1,511)		88		(106)	115
Balance at end of period	$4,129		$1,770		$3,005		$6,175		$9,281		$189		$(106)	$24,443

	Three Months Ended September 30, 2025
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$2,144	$328	$1,484	$4,917	$12,392	$112	$193	$21,570
Charge-offs	(5)	—	—	(1)	(4)	(104)	—	(114)
Recoveries	30	—	—	14	—	29	—	73
Provision for (release of) credit losses	252	93	18	186	(261)	51	36	375
Balance at end of period	$2,421	$421	$1,502	$5,116	$12,127	$88	$229	$21,904

	Nine Months Ended September 30, 2025
(dollars in thousands)	Commercial, Financial, & Agricultural	Real Estate Construction - Residential	Real Estate Construction - Commercial	Real Estate Mortgage - Residential	Real Estate Mortgage - Commercial	Installment and Other Consumer	Un- allocated	Total
Allowance for Credit Losses on Loans
Balance at beginning of period	$1,560	$578	$2,221	$5,310	$12,305	$138	$(68)	$22,044
Charge-offs	(39)	—	—	(15)	(40)	(303)	—	(397)
Recoveries	132	—	—	33	58	100	—	323
Provision for (release of) credit losses	768	(157)	(719)	(212)	(196)	153	297	(66)
Balance at end of period	$2,421	$421	$1,502	$5,116	$12,127	$88	$229	$21,904

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
There have been no significant changes to the types of collateral securing the Company's collateral-dependent loans since December 31, 2025.

The amortized cost of collateral-dependent loans by class as of September 30, 2026 and December 31, 2025 was as follows:

	Collateral Type
(dollars in thousands)	Real Estate	Other	Allowance Allocated
September 30, 2026
Commercial, financial, and agricultural	$—	$3,566	$1,186
Real estate mortgage − residential	1,834	—	69
Real estate mortgage − commercial	1,291	—	237
Total	$3,125	$3,566	$1,492

December 31, 2025
Commercial, financial, and agricultural	$—	$3,558	$1,477
Real estate mortgage − residential	3,914	—	432
Total	$3,914	$3,558	$1,909
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

The following table presents the recorded investment by risk categories at September 30, 2026:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(dollars in thousands)	2026	2025	2024	2023	2022	Prior			Total
Commercial, Financial, & Agricultural
Pass	$20,135	$35,663	$10,121	$5,415	$12,819	$32,737	$78,189	$151	$195,230
Watch	—	365	136	47	7	173	830	—	1,558
Special Mention	—	—	—	—	—	223	—	—	223
Substandard	—	492	712	2,802	2,590	531	1,098	—	8,225
Doubtful	—	—	23	15	—	—	—	—	38
Total	$20,135	$36,520	$10,992	$8,279	$15,416	$33,664	$80,117	$151	$205,274
Gross YTD charge-offs	$8	$171	$8	$3	$—	$30	$26	$—	$246
Real Estate Construction - Residential
Pass	$20,777	$27,757	$1,597	$4,808	$—	$—	$176	$—	$55,115
Watch	8,500	—	—	88	—	—	—	—	8,588
Total	$29,277	$27,757	$1,597	$4,896	$—	$—	$176	$—	$63,703
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Construction - Commercial
Pass	$17,277	$23,701	$29,504	$2,439	$3,727	$3,853	$24,256	$—	$104,757
Watch	58	—	27	—	—	—	—	—	85
Substandard	—	29	—	—	—	—	—	—	29
Total	$17,335	$23,730	$29,531	$2,439	$3,727	$3,853	$24,256	$—	$104,871
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Mortgage - Residential
Pass	$75,773	$72,218	$25,677	$47,920	$112,759	$135,750	$56,444	$1,592	$528,133
Watch	273	832	166	—	348	2,366	48	—	4,033
Substandard	—	853	—	468	1,207	952	213	70	3,763
Doubtful	—	—	—	—	—	5	—	—	5
Total	$76,046	$73,903	$25,843	$48,388	$114,314	$139,073	$56,705	$1,662	$535,934
Gross YTD charge-offs	$—	$—	$—	$—	$51	$25	$—	$—	$76
Real Estate Mortgage - Commercial
Pass	$170,685	$121,921	$39,322	$65,259	$144,048	$162,522	$22,534	$1,624	$727,915
Watch	2,537	2,193	119	188	14,376	1,337	930	—	21,680
Special Mention	—	—	—	—	4,732	—	—	—	4,732
Substandard	4,708	1,270	681	381	171	294	—	—	7,505
Total	$177,930	$125,384	$40,122	$65,828	$163,327	$164,153	$23,464	$1,624	$761,832
Gross YTD charge-offs	$—	$—	$—	$—	$—	$28	$—	$—	$28
Installment and other Consumer
Pass	$5,555	$5,119	$1,955	$1,671	$961	$2,541	$330	$—	$18,132
Watch	6	179	67	51	15	6	—	—	324
Substandard	3	5	11	39	5	1	—	—	64
Total	$5,564	$5,303	$2,033	$1,761	$981	$2,548	$330	$—	$18,520
Gross YTD charge-offs	$—	$2	$—	$8	$—	$173	$—	$—	$183
Total Portfolio
Pass	$310,202	$286,379	$108,176	$127,512	$274,314	$337,403	$181,929	$3,367	$1,629,282
Watch	11,374	3,569	515	374	14,746	3,882	1,808	—	36,268
Special Mention	—	—	—	—	4,732	223	—	—	4,955
Substandard	4,711	2,649	1,404	3,690	3,973	1,778	1,311	70	19,586
Doubtful	—	—	23	15	—	5	—	—	43
Total	$326,287	$292,597	$110,118	$131,591	$297,765	$343,291	$185,048	$3,437	$1,690,134

Total Gross YTD charge-offs	$8	$173	$8	$11	$51	$256	$26	$—	$533

The following table presents the recorded investment by risk categories at December 31, 2025:

							Revolving Loans Amortized Cost Basis	Revolving Loans Converted to Term Loans Amortized Cost Basis
	Term Loans
	Amortized Cost Basis by Origination Year and Risk Grades
(dollars in thousands)	2025	2024	2023	2022	2021	Prior			Total
December 31, 2025
Commercial, Financial, & Agricultural
Pass	$65,367	$11,383	$9,223	$17,270	$19,867	$24,386	$66,741	$1,279	$215,516
Watch	581	164	93	8	—	148	1,473	—	2,467
Special Mention	729	—	3,058	317	—	261	—	—	4,365
Substandard	203	679	15	3,184	536	25	594	—	5,236
Total	$66,880	$12,226	$12,389	$20,779	$20,403	$24,820	$68,808	$1,279	$227,584
Gross YTD charge-offs	$—	$307	$73	$78	$—	$59	$521	$—	$1,038
Real Estate Construction - Residential
Pass	$30,523	$4,066	$4,881	$—	$—	$—	$51	$—	$39,521
Watch	—	—	88	—	—	—	—	—	88
Total	$30,523	$4,066	$4,969	$—	$—	$—	$51	$—	$39,609
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Construction - Commercial
Pass	$44,693	$17,876	$8,737	$3,226	$2,757	$687	$4,660	$1,085	$83,721
Watch	59	29	—	8	—	—	—	—	96
Substandard	29	—	—	—	—	—	—	—	29
Total	$44,781	$17,905	$8,737	$3,234	$2,757	$687	$4,660	$1,085	$83,846
Gross YTD charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Real Estate Mortgage - Residential
Pass	$63,792	$21,182	$36,980	$98,512	$42,745	$48,795	$48,900	$1,039	$361,945
Watch	442	—	—	487	370	442	31	157	1,929
Substandard	3,463	98	495	1,301	—	189	216	—	5,762
Total	$67,697	$21,280	$37,475	$100,300	$43,115	$49,426	$49,147	$1,196	$369,636
Gross YTD charge-offs	$—	$—	$—	$—	$—	$14	$—	$—	$14
Real Estate Mortgage - Commercial
Pass	$186,984	$43,797	$82,928	$161,945	$151,011	$70,426	$16,381	$1,642	$715,114
Watch	3,185	445	214	3,978	325	631	—	—	8,778
Special Mention	—	20,561	—	4,932	—	—	—	—	25,493
Substandard	1,311	147	—	4,145	—	760	144	—	6,507
Total	$191,480	$64,950	$83,142	$175,000	$151,336	$71,817	$16,525	$1,642	$755,892
Gross YTD charge-offs	$—	$49	$76	$—	$—	$32	$—	$—	$157
Installment and other Consumer
Pass	$2,696	$1,063	$1,764	$1,628	$367	$2,605	$68	$—	$10,191
Substandard	—	—	7	13	14	—	—	—	34
Total	$2,696	$1,063	$1,771	$1,641	$381	$2,605	$68	$—	$10,225
Gross YTD charge-offs	$—	$3	$33	$13	$—	$330	$—	$—	$379
Total Portfolio
Pass	$394,055	$99,367	$144,513	$282,581	$216,747	$146,899	$136,801	$5,045	$1,426,008
Watch	4,267	638	395	4,481	695	1,221	1,504	157	13,358
Special Mention	729	20,561	3,058	5,249	—	261	—	—	29,858
Substandard	5,006	924	517	8,643	550	974	954	—	17,568
Total	$404,057	$121,490	$148,483	$300,954	$217,992	$149,355	$139,259	$5,202	$1,486,792

Total Gross YTD charge-offs	$—	$359	$182	$91	$—	$435	$521	$—	$1,588

Delinquent and Non-Accrual Loans
The delinquency status of loans is determined based on the contractual terms of the loans. Loans are generally classified as delinquent once payments become 30 days or more past due. The Company’s policy is to discontinue the accrual of interest income on any loan when, in the opinion of management, the ultimate collectability of interest or principal is no longer probable. In general, loans are placed on non-accrual status when they become 90 days or more past due. However, management considers many factors before placing a loan on non-accrual status, including the delinquency status of the loan, the overall financial condition of the borrower, the progress of management’s collection efforts and the value of the underlying collateral. Subsequent interest payments received on non-accrual loans are applied to principal if any doubt exists as to the collectability of such principal; otherwise, such receipts are recorded as interest income on a cash basis. Non-accrual loans are returned to accrual status when, in the opinion of management, the financial condition of the borrower indicates that the timely collectability of interest and principal is probable and the borrower demonstrates the ability to pay under the terms of the loan through a sustained period of repayment performance, which is generally six months.
The following table presents the recorded investment in non-accrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	Non-accrual with no Allowance	Non-accrual with Allowance	Total Non-accrual	90 Days Past Due And Still Accruing	Total Non-performing Loans
September 30, 2026
Commercial, Financial, and Agricultural	$1,538	$3,050	$4,588	$—	$4,588
Real estate mortgage − residential	854	2,825	3,679	59	3,738
Real estate mortgage − commercial	—	1,481	1,481	—	1,481
Installment and Other Consumer	—	16	16	5	21
Total	$2,392	$7,372	$9,764	$64	$9,828

December 31, 2025
Commercial, Financial, and Agricultural	$603	$400	$1,003	$—	$1,003
Real estate mortgage − residential	—	5,656	5,656	29	5,685
Real estate mortgage − commercial	—	143	143	—	143
Installment and Other Consumer	—	34	34	—	34
Total	$603	$6,233	$6,836	$29	$6,865
No material amount of interest income was recognized on non-accrual loans during the three and nine months ended September 30, 2026.

The following table provides aging information for the Company’s past due and non-accrual loans at September 30, 2026 and December 31, 2025:

(dollars in thousands)	Current or Less Than 30 Days Past Due	30 - 89 Days Past Due	90 Days Past Due And Still Accruing	Non-Accrual	Total
September 30, 2026
Commercial, Financial, and Agricultural	$200,446	$240	$—	$4,588	$205,274
Real estate construction − residential	63,073	630	—	—	63,703
Real estate construction − commercial	104,871	—	—	—	104,871
Real estate mortgage − residential	530,720	1,476	59	3,679	535,934
Real estate mortgage − commercial	760,046	305	—	1,481	761,832
Installment and Other Consumer	18,325	174	5	16	18,520
Total	$1,677,481	$2,825	$64	$9,764	$1,690,134

December 31, 2025
Commercial, Financial, and Agricultural	$226,129	$452	$—	$1,003	$227,584
Real estate construction − residential	39,521	88	—	—	39,609
Real estate construction − commercial	83,846	—	—	—	83,846
Real estate mortgage − residential	362,289	1,662	29	5,656	369,636
Real estate mortgage − commercial	755,512	237	—	143	755,892
Installment and Other Consumer	10,105	86	—	34	10,225
Total	$1,477,402	$2,525	$29	$6,836	$1,486,792
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

For each of the three and nine months ended September 30, 2026 and 2025, the Company did not modify any loans made to borrowers experiencing financial difficulty. The Company monitors loan payments on an on-going basis to determine if a loan is considered to have a payment default. Determination of payment default involves analyzing the economic conditions that exist for each customer and their ability to generate positive cash flows during the loan term.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac, and various other secondary market investors. Loans held for sale totaled $0.2 million at September 30, 2026 and $0.6 million at December 31, 2025.

(3) Other Real Estate and Other Assets Acquired in Settlement of Loans
The following table provides details of the Company’s other real estate and other assets acquired in the settlement of loans as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Real estate mortgage - residential	$101	$—
Real estate mortgage - commercial	—	98
Total	$101	$98
Less valuation allowance for other real estate owned	—	—
Total other real estate owned and repossessed assets	$101	$98
At September 30, 2026, there were $0.2 million of consumer mortgage loans secured by residential real estate properties in the process of foreclosure. There were no such loans outstanding at December 31, 2025.
Activity in the valuation allowance for other real estate owned was as follows for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Balance at beginning of period	$—	$225	$—	$2,003
Provision for (release of) valuation allowance for other real estate owned	—	—	—	184
Charge-offs	—	—	—	(1,962)
Balance at end of period	$—	$225	$—	$225

(4) Investment Securities
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2026 and December 31, 2025 were as follows:

		Gross Unrealized
(dollars in thousands)	Total Amortized Cost	Gains	Losses	Fair Value
September 30, 2026
U.S. Treasury	$6,917	$—	$(161)	$6,756
U.S. government-sponsored enterprises	4,001	—	(194)	3,807
Obligations of states and political subdivisions	126,851	—	(28,808)	98,043
Mortgage-backed securities
Residential	111,817	41	(6,519)	105,339
Commercial	14,070	—	(2,397)	11,673
Other debt securities (1)	45,150	178	(1,317)	44,011
Bank issued trust preferred securities (1)	1,642	—	(178)	1,464
Total available-for-sale securities	$310,448	$219	$(39,574)	$271,093

December 31, 2025
U.S. Treasury	$4,949	$119	$—	$5,068
U.S. government-sponsored enterprises	5,001	31	(116)	4,916
Obligations of states and political subdivisions	121,569	28	(17,406)	104,191
Mortgage-backed securities
Residential	59,865	750	(2,232)	58,383
Commercial	15,090	19	(1,995)	13,114
Other debt securities (1)	22,979	297	(325)	22,951
Bank issued trust preferred securities (1)	1,486	—	(170)	1,316
Total available-for-sale securities	$230,939	$1,244	$(22,244)	$209,939
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
Debt securities with carrying values aggregating approximately $108.3 million and $101.5 million at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public funds, securities sold under agreements to repurchase, and for other purposes as required or permitted by law.
There were no proceeds from sales of available-for-sale securities for each of the three and nine months ended September 30, 2026 and 2025. All gains and losses recognized on equity securities during each of the three and nine months ended September 30, 2026 and 2025 were unrealized. The Company recorded net investment securities gains from called securities of approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, compared to $0.1 million for both the three and nine months ended September 30, 2025.
The amortized cost and fair value of debt securities classified as available-for-sale at September 30, 2026, by contractual maturity are shown below. Accrued interest on investments totaled $1.8 million and $1.5 million at September 30, 2026 and December 31, 2025, respectively, and is included in accrued interest receivable and other assets on the Company's consolidated balance sheets. The total amount of accrued interest is excluded from the amortized cost basis of investments presented below. Further, the Company has elected not to measure an allowance for credit losses for accrued interest receivable. Expected maturities may differ from contractual maturities because borrowers have the right to call or prepay obligations with or without prepayment penalties.

	September 30, 2026
(dollars in thousands)	Amortized Cost	Fair Value
Due in one year or less	$2,518	$2,504
Due after one year through five years	21,677	20,805
Due after five years through ten years	63,842	57,366
Due after ten years	96,524	73,406
Total	184,561	154,081
Mortgage-backed securities	125,887	117,012
Total available-for-sale securities	$310,448	$271,093
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values and are shown in the table below. Investments in FHLB stock, Midwest Independent BankersBank (“MIB”) stock, and The Independent BankersBank (“TIB”) stock that do not have readily determinable fair values are required for membership in those organizations.

(dollars in thousands)	September 30, 2026	December 31, 2025
FHLB stock	$6,306	$5,759
MIB stock	151	151
TIB stock	281	—
Equity securities with readily determinable fair values	73	66
Total other investment securities	$6,811	$5,976

Gross unrealized losses on debt securities and the fair value of the related securities, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2026 and December 31, 2025 were as follows:

	Less than 12 months		12 months or more
(dollars in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Total Unrealized Losses
September 30, 2026
U.S. Treasury	$6,756	$(161)	$—	$—	$6,756	$(161)
U.S. government-sponsored enterprises	983	(17)	1,823	(177)	2,806	(194)
Obligations of states and political subdivisions	10,389	(625)	86,904	(28,183)	97,293	(28,808)
Mortgage-backed securities
Residential	86,824	(3,694)	17,154	(2,825)	103,978	(6,519)
Commercial	3,486	(237)	8,188	(2,160)	11,674	(2,397)
Other debt securities	28,060	(1,195)	2,703	(122)	30,763	(1,317)
Bank issued trust preferred securities	155	(1)	1,309	(177)	1,464	(178)
Total	$136,653	$(5,930)	$118,081	$(33,644)	$254,734	$(39,574)

December 31, 2025
U.S. government-sponsored enterprises	$—	$—	$1,884	$(116)	$1,884	$(116)
Obligations of states and political subdivisions	604	(1)	100,994	(17,405)	101,598	(17,406)
Mortgage-backed securities
Residential	—	—	20,533	(2,232)	20,533	(2,232)
Commercial	848	(7)	9,639	(1,988)	10,487	(1,995)
Other debt securities	2,703	(72)	4,572	(253)	7,275	(325)
Bank issued trust preferred securities	—	—	1,316	(170)	1,316	(170)
Total	$4,155	$(80)	$138,938	$(22,164)	$143,093	$(22,244)
The total available-for-sale portfolio consisted of approximately 471 securities at September 30, 2026. The portfolio included 450 securities having an aggregate fair value of $254.7 million that were in a loss position at September 30, 2026. The $39.6 million aggregate unrealized loss included in accumulated other comprehensive loss at September 30, 2026 was caused by interest rate fluctuations.
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

The following table reflects the estimated fair value of derivative instruments not designated as hedging instruments included in other assets and other liabilities on the consolidated balance sheets along with their respective notional amounts on a gross basis:

	As of September 30, 2026			As of December 31, 2025
		Fair Value			Fair Value
(dollars in thousands)	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Interest Rate Products	$16,542	$1,044	$1,007	$16,542	$180	$191
Total derivatives not designated as hedging instruments		$1,044	$1,007		$180	$191
The table below presents the effect of the Company’s derivative financial instruments that are not designated as hedging instruments on the consolidated statements of income for each of the three and nine months ended September 30, 2026 and 2025. The Company did not recognize other income related to client swaps in any of the three or nine months ended September 30, 2026 and 2025.

		Gain or (Loss) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	Location of Gain or (Loss) Recognized in Income on Derivative	2026	2025	2026	2025
Interest Rate Products (1)	Other non-interest income	$(62)	$6	$(49)	$(13)
Total		$(62)	$6	$(49)	$(13)
(1)Gain (loss) represents net fair value adjustments (including credit related adjustments) for client swaps.
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision to the effect that, if the Company either defaults (or is capable of being declared in default) on any of its indebtedness, then the Company could also be declared in default on its derivative obligations.
Collateral Requirements
The Company has agreements with certain of its derivative counterparties that contain a provision where if the Company fails to maintain its status as a well-capitalized or adequately-capitalized institution, then the Company could be required to post additional collateral.

Certain derivative transactions have collateral requirements, both at the inception of the trade, and as the value of each derivative position changes. As of September 30, 2026, the Company had no obligation to return cash collateral.
As of September 30, 2026, the fair value of derivatives in a net asset position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.04 million. As of September 30, 2026, the Company has not posted any collateral related to these agreements. If the Company had breached any of these agreements at September 30, 2026, it could have been required to settle its obligations under the agreements at their termination value of $0.
(6) Deposits
The table below presents the aggregate amount of time deposits with balances that met or exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $250,000 and brokered deposits for the periods indicated.

(dollars in thousands)	September 30, 2026	December 31, 2025
Time deposits with balances ≥ $250,000	$112,355	$90,504
Brokered deposits	5,014	502
Total	$117,369	$91,006

(7) Leases
Leases are classified as operating or finance leases at the lease commencement date. The Company's leases primarily consist of office space, bank branches and bank equipment with original lease terms of generally one to 10 years. Lease right-of-use ("ROU") assets represent the Company's right to use an underlying asset during the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at lease commencement based on the present value of the remaining lease payments using a discount rate that represents the Company's incremental borrowing rate at the lease commencement date.
Operating lease expense, which is comprised of amortization of the ROU asset and the implicit interest accreted on the operating lease liability, is recognized on a straight-line basis over the lease term and is recorded in net occupancy expense in the consolidated statements of income.
The components of lease expense for the three and nine months ended September 30, 2026, and 2025 are shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Operating lease expense	$228	$162	$683	$464
Finance lease expense	13	—	39	—
ROU assets and lease liabilities by lease type, and the associated balance sheet classifications are shown in table below as of September 30, 2026 and December 31, 2025.

(dollars in thousands)	Balance Sheet Classification	September 30, 2026	December 31, 2025
ROU assets
ROU assets-operating leases	Premises and equipment, net	$3,146	$2,476
ROU assets-finance leases	Premises and equipment, net	1,092	1,205
Total ROU assets		$4,238	$3,681

Lease liabilities
Operating lease liabilities	Operating lease liabilities	$3,417	$2,682
Finance lease liabilities	Finance lease liabilities	1,092	1,205
Total lease liabilities		$4,509	$3,887
Contractual lease payment obligations for each of the next five years and thereafter, in addition to a reconciliation to the Company's lease liabilities were as follows:

Lease payments due in:	Operating Lease	Finance Leases	Total
(dollars in thousands)
2026 remaining	$194	$50	$244
2027	789	201	990
2028	789	201	990
2029	596	201	797
2030	567	200	767
Thereafter	909	400	1,309
Total lease payments	3,844	1,253	5,097
Less imputed interest	(427)	(161)	(588)
Total lease liabilities, as reported	$3,417	$1,092	$4,509

The following table presents the weighted average remaining lease term, in years, and the weighted average discount rate by lease type as of September 30, 2026 and December 31, 2025.

	September 30, 2026	December 31, 2025
Operating lease weighted average remaining lease term (in years)	5.3	5.4
Operating lease weighted average discount rate	4.41%	4.38%

Finance lease weighted average remaining lease term (in years)	6.3	7.0
Finance lease weighted average discount rate	4.55%	4.55%
(8) Stockholders’ Equity and Accumulated Other Comprehensive Income (Loss)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the change in the components of the Company’s accumulated other comprehensive income (loss) for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30, 2026
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(16,590)	$12,977	$(3,613)
Other comprehensive loss, before reclassifications	(17,972)	(995)	(18,967)
Amounts reclassified from accumulated other comprehensive loss	(383)	—	(383)
Current period other comprehensive loss, before tax	(18,355)	(995)	(19,350)
Income tax benefit	3,855	209	4,064
Current period other comprehensive loss, net of tax	(14,500)	(786)	(15,286)
Balance at end of period	$(31,090)	$12,191	$(18,899)

	Nine Months Ended September 30, 2025
(dollars in thousands)	Unrealized Gains (Losses) on Securities (1)	Unrecognized Net Pension and Postretirement (Income) Costs (2)	Accumulated Other Comprehensive Income (Loss)
Balance at beginning of period	$(24,416)	$11,973	$(12,443)
Other comprehensive income (loss), before reclassifications	6,179	(957)	5,222
Current period other comprehensive income (loss), before tax	6,179	(957)	5,222
Income tax (benefit) expense	(1,298)	201	(1,097)
Current period other comprehensive income (loss), net of tax	4,881	(756)	4,125
Balance at end of period	$(19,535)	$11,217	$(8,318)
(1)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in investment securities gains (losses), net, in the consolidated statements of income.
(2)The pre-tax amounts reclassified from accumulated other comprehensive income (loss) are included in the computation of net periodic pension income.
Repurchase Program
On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 12,000 common shares under its repurchase program during the first nine months of 2026 at an average cost of $32.68 per share totaling $0.4 million. On July 29, 2026, the Company’s Board of Directors amended the repurchase program to increase the authorized repurchase limit back to $10.0 million. As of September 30, 2026, $10.0 million remained available for share repurchases pursuant to the Company's current repurchase program.

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
The following table summarizes the status of the Company's RSUs for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026		2025
	Quantity	Weighted-Average Grant Date Fair Value Per share	Quantity	Weighted-Average Grant Date Fair Value Per share
Non-vested at beginning of period	39,037	$26.64	35,336	$22.84
Granted	14,849	34.99	11,174	29.18
Vested	11,534	22.43	7,809	19.21
Forfeited	667	32.01	—	—
Non-vested at end of period	41,685	$30.69	38,701	$25.40
The fair value of the RSUs is determined using the Company’s stock price on the date of grant. Total share-based compensation expense recognized for these RSUs was $0.2 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, compared to $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. Forfeitures will be recognized as they occur.
At September 30, 2026, there was $0.9 million of total unrecognized compensation expense related to RSUs that is expected to be recognized over a weighted-average period of 1.8 years.

(10) Retirement Plans
Profit-sharing Plan
The Company's profit-sharing plan includes a matching 401(k) portion, in which the Company matches the first 3% of eligible employee contributions. The Company made annual contributions for the discretionary portion in an amount up to 6% of income before income taxes and before contributions to the profit-sharing and pension plans for all participants, limited to the maximum amount deductible for federal income tax purposes, for each of the periods shown. In addition, employees were able to make additional tax-deferred contributions. Total expense recorded for the Company match was $0.1 million and $0.4 million for the three and nine months ended September 30, 2026, respectively, compared to $0.1 million and $0.4 million for the three and nine months ended September 30, 2025, respectively. The employer discretionary profit-sharing expense for the 401(k) plan was $0.3 million and $0.8 million for the three and nine months ended September 30, 2026, respectively, compared to $0.4 million and $0.9 million for the three and nine months ended September 30, 2025, respectively.
Other Plans
On November 7, 2018, the Board of Directors of the Company adopted a supplemental executive retirement plan (“SERP”), effective as of January 1, 2018. The SERP provides select employees who satisfy certain eligibility requirements with certain benefits upon retirement, termination of employment or death.
The accrued liability relating to the SERP was $1.6 million as of September 30, 2026, and the expense for the three and nine months ended September 30, 2026 was $0.02 million and $0.06 million, respectively, compared to $0.02 million and $0.06 million for the three and nine months ended September 30, 2025, respectively, and is recognized over the required service period.
Pension
The Company maintains a noncontributory defined benefit pension plan for all full-time and eligible employees hired before September 30, 2017. Beginning January 1, 2018, and for all retrospective periods presented, the Company adopted the guidance under ASU 2017-07, Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. Under the guidance, only the service cost component of the net periodic benefit cost is reported in the same income statement line item as salaries and benefits, and the remaining components are reported as other non-interest income. An employer is required to recognize the funded status of a defined benefit postretirement plan as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Under the Company’s funding policy for the defined benefit pension plan, contributions are made to a trust as necessary to provide for current service and for any unfunded accrued actuarial liabilities over a reasonable period. To the extent that these requirements are fully covered by assets in the trust, a contribution might not be made in a particular year.
Effective July 1, 2017, the Company amended the pension plan to effectuate a “soft freeze” such that no individual hired (or rehired in the case of a former employee) by the Company after September 30, 2017, whether or not such individual is or was a vested member in the plan, will be eligible to be an active member and be entitled to accrue any benefits under the plan.

Components of Net Pension Cost (Income) and Other Amounts Recognized in Accumulated Other Comprehensive Income (Loss)
The following items are components of net pension income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Service cost - benefits earned during the year	$124	$174	$371	$521
Interest costs on projected benefit obligations (1)	387	388	1,161	1,164
Expected return on plan assets (1)	(616)	(585)	(1,848)	(1,755)
Expected administrative expenses	37	36	112	109
Amortization of unrecognized net gain (1)	(332)	(319)	(995)	(958)
Net periodic pension income	$(400)	$(306)	$(1,199)	$(919)
(1)The components of net periodic pension (income) other than the service cost and expected administrative expenses are included in other non-interest income.
Net periodic pension cost (income) includes interest costs based on an assumed discount rate, the expected return on plan assets based on actuarially derived market-related values, and the amortization of net actuarial (gains) losses. Net periodic postretirement benefit costs include service costs, interest costs based on an assumed discount rate, and the amortization of prior service credits and net actuarial gains. Differences between expected and actual results in each year are included in the net actuarial gain or loss amount, which is recognized in other comprehensive (loss) income. The net actuarial gain or loss in excess of a 10% corridor is amortized in net periodic benefit cost over the average remaining service period of active participants in the pension plan. The prior service credit is amortized over the average remaining service period to full eligibility for participating employees expected to receive benefits. Currently, there is no prior service cost or net transition (asset)/obligation to be amortized.
(11) Earnings per Share
Basic earnings per share is computed by dividing net income available to shareholders by the weighted average number of shares outstanding during the period. Diluted earnings per share gives effect to all dilutive potential shares that were outstanding during the period.
Presented below is a summary of the components used to calculate basic and diluted earnings per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollar amounts in thousands, except per share data)	2026	2025	2026	2025
Net income available to shareholders	$7,062	$6,132	$20,131	$17,616

Basic weighted-average shares outstanding	6,999,449	6,908,248	6,931,289	6,942,043
Effect of dilutive equity-based awards	17,897	13,772	15,532	13,066
Diluted weighted-average shares outstanding	7,017,346	6,922,020	6,946,821	6,955,109

Basic earnings per share	$1.01	$0.89	$2.90	$2.54
Diluted earnings per share	$1.01	$0.88	$2.90	$2.53
The dilutive effect of RSUs is reflected in diluted earnings per share unless the impact is anti-dilutive, by application of the treasury stock method. No RSUs were determined to be anti-dilutive during the three and nine months ended September 30, 2026 and September 30, 2025.
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
Available-for-Sale Securities
The fair value measurements of the Company’s investment securities are determined by a third-party pricing service that considers observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The fair value measurements are subject to management's independent verification to another pricing source for reasonableness each quarter. U.S. Treasury securities are classified as Level 1, and all other available-for-sale securities are classified as Level 2.
Other Investment Securities
Other investment securities include equity securities with readily determinable fair values and other investment securities that do not have readily determinable fair values. Investments in FHLB stock, MIB stock, and TIB stock which do not have readily determinable fair values, are required for membership in those organizations. Equity securities that are not actively traded are classified in Level 2.
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

The following table presents assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025 aggregated by the level in the fair value hierarchy within which those measurements fall:

		Fair Value Measurements
(dollars in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Assets:
U.S. Treasury	$6,756	$6,756	$—	$—
U.S. government-sponsored enterprises	3,807	—	3,807	—
Obligations of states and political subdivisions	98,043	—	98,043	—
Mortgage-backed securities
Residential	105,339	—	105,339	—
Commercial	11,673	—	11,673	—
Other debt securities	44,011	—	44,011	—
Bank-issued trust preferred securities	1,464	—	1,464	—
Equity securities	73	73	—	—
Derivative instruments, interest rate swaps	1,044	—	1,044	—
Total	$272,210	$6,829	$265,381	$—
Liabilities:
Derivative instruments, interest rate swaps	$1,007	$—	$1,007	$—
Total	$1,007	$—	$1,007	$—

December 31, 2025
Assets:
U.S. Treasury	$5,068	$5,068	$—	$—
U.S. government-sponsored enterprises	4,916	—	4,916	—
Obligations of states and political subdivisions	104,191	—	104,191	—
Mortgage-backed securities
Residential	58,383	—	58,383	—
Commercial	13,114	—	13,114	—
Other debt securities	22,951	—	22,951	—
Bank-issued trust preferred securities	1,316	—	1,316	—
Equity securities	66	66	—	—
Derivative instruments, interest rate swaps	180	—	180	—
Total	$210,185	$5,134	$205,051	$—
Liabilities:
Derivative instruments, interest rate swaps	$191	$—	$191	$—
Total	$191	$—	$191	$—
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

		Fair Value Measurements Using
(dollars in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Collateral-dependent loans:
Commercial, financial, & agricultural	$2,380	$—	$—	$2,380
Real estate mortgage - residential	1,765	—	—	1,765
Real estate mortgage - commercial	1,054	—	—	1,054
Total	$5,199	$—	$—	$5,199
Other real estate and repossessed assets	$101	$—	$—	$101
Premises and equipment held for sale, net	1,080	—	—	1,080
December 31, 2025
Collateral-dependent loans:
Commercial, financial, & agricultural	$2,081	$—	$—	$2,081
Real estate mortgage - residential	3,482	—	—	3,482
Total	$5,563	$—	$—	$5,563
Other real estate and repossessed assets	$98	$—	$—	$98
Premises and equipment held for sale, net	3,956	—	—	3,956

Quantitative Information about Level 3 Fair Value Instruments

			Weighted Average Discount
	Valuation Technique	Unobservable Input	September 30, 2026	December 31, 2025
Nonrecurring measurements:
Collateral-dependent loans	Discounted appraisals	Collateral discounts	31%	48%
Other real estate and repossessed assets and Premises and equipment held for sale, net	Discounted appraisals	Collateral discounts and estimated costs to sell	12%	5%

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
A summary of the carrying amounts and fair values of the Company’s financial instruments at September 30, 2026 and December 31, 2025 is as follows:

			September 30, 2026
			Fair Value Measurements
	September 30, 2026		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$17,466	$17,466	$17,466	$—	$—
Federal funds sold and overnight interest bearing deposits	16,294	16,294	16,294	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Other investment securities	6,738	6,738	—	6,738	—
Loans, net	1,665,691	1,671,887	—	—	1,671,887
Loans held for sale	223	223	—	223	—
Accrued interest receivable	9,463	9,463	9,463	—	—
Total assets	$1,716,875	$1,723,071	$44,223	$6,961	$1,671,887

Liabilities:
Deposits:
Non-interest bearing demand	$476,837	$476,837	$476,837	$—	$—
Savings, interest checking and money market	930,516	930,516	930,516	—	—
Time deposits	383,597	380,434	—	—	380,434
FHLB advances and other borrowings	74,343	72,924	—	72,924	—
Subordinated notes	54,682	48,747	—	48,747	—
Accrued interest payable	1,885	1,885	1,885	—	—
Total liabilities	$1,921,860	$1,911,343	$1,409,238	$121,671	$380,434

			December 31, 2025
			Fair Value Measurements
	December 31, 2025		Quoted Prices in Active Markets for Identical Assets	Other Observable Inputs	Net Significant Unobservable Inputs
(dollars in thousands)	Carrying amount	Fair value	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and due from banks	$16,632	$16,632	$16,632	$—	$—
Federal funds sold and overnight interest-bearing deposits	87,680	87,680	87,680	—	—
Certificates of deposit in other banks	1,000	1,000	1,000	—	—
Other investment securities	5,910	5,910	—	5,910	—
Loans, net	1,465,681	1,445,226	—	—	1,445,226
Loans held for sale	616	616	—	616	—
Accrued interest receivable	8,447	8,447	8,447	—	—
Total assets	$1,585,966	$1,565,511	$113,759	$6,526	$1,445,226

Liabilities:
Deposits:
Non-interest bearing demand	$423,568	$423,568	$423,568	$—	$—
Savings, interest checking and money market	827,069	827,069	827,069	—	—
Time deposits	303,512	302,189	—	—	302,189
FHLB advances and other borrowings	102,086	102,114	86	102,028	—
Subordinated notes	49,486	43,829	—	43,829	—
Accrued interest payable	1,625	1,625	1,625	—	—
Total liabilities	$1,707,346	$1,700,394	$1,252,348	$145,857	$302,189
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

The allowance for credit losses associated with unfunded commitments and letters of credit is recorded within other liabilities on the consolidated balance sheets. At September 30, 2026 and December 31, 2025, the allowance for credit losses for unfunded commitments was $1.7 million and $1.0 million, respectively.
The contractual amounts of off-balance sheet financial instruments were as follows as of the dates indicated:

(dollars in thousands)	September 30, 2026	December 31, 2025
Commitments to extend credit	$485,764	$335,244
Standby letters of credit	73,491	88,457
Total	$559,255	$423,701
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
The Company's forward loan sale commitments are related to mortgage loans held for sale. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third-party. These standby letters of credit are primarily issued to support contractual obligations of the Company’s customers. The approximate remaining term of standby letters of credit ranged from one month to 2.4 years at September 30, 2026.
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
The Bank segment is composed of operations providing a broad range of banking services to individual and corporate customers located in central, southern, northwest Missouri, and also the Kansas City metropolitan area, including one branch in Kansas. The Wealth Management segment includes a broad range of financial and investment planning services for individuals and business owners as well as the Company's existing trust services.

The tables below highlight the Company’s revenues, expenses and net income (loss) for each reportable segment and is reconciled to net income (loss) on a consolidated basis for the three and nine months ended September 30, 2026 and 2025, respectively:

	Three Months Ended September 30, 2026
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$26,753	$—	$21	$26,774
Interest expense	6,662	—	822	7,484
Net interest income	20,091	—	(801)	19,290
Provision for credit losses	300	—	—	300
Operating expenses
Salaries and employee benefits	6,681	361	180	7,222
Occupancy, furniture and equipment expense	317	17	—	334
Processing, network, and bank card expense	2,538	64	—	2,602
Legal, examination, and professional fees	469	—	427	896
Depreciation	1,471	1	—	1,472
Other	2,043	27	349	2,419
Total operating expenses	13,519	470	956	14,945
Other
Non-interest income	2,504	740	460	3,704
Investment securities gains, net	98	—	—	98
Income taxes	1,048	—	(263)	785
Net income (loss)	$7,826	$270	$(1,034)	$7,062

	Nine Months Ended September 30, 2026
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$75,446	$—	$73	$75,519
Interest expense	19,499	—	2,370	21,869
Net interest income	55,947	—	(2,297)	53,650
Provision for credit losses	611	—	—	611
Operating expenses
Salaries and employee benefits	19,983	1,102	543	21,628
Occupancy, furniture and equipment expense	3,257	51	(2)	3,306
Processing, network, and bank card expense	5,283	156	—	5,439
Legal, examination, and professional fees	1,760	—	882	2,642
Depreciation	1,909	2	—	1,911
Other	5,804	104	859	6,767
Total operating expenses	37,996	1,415	2,282	41,693
Other
Non-interest income	8,787	2,010	1,383	12,180
Investment securities gains, net	383	—	—	383
Income taxes	4,442	—	(664)	3,778
Net income (loss)	$22,068	$595	$(2,532)	$20,131

Segment assets	$2,127,727	$19	$13,334	$2,141,080

	Three Months Ended September 30, 2025
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$24,976	$—	$27	$25,003
Interest expense	7,277	—	861	8,138
Net interest income	17,699	—	(834)	16,865
Provision for credit losses	375	—	—	375
Operating expenses
Salaries and employee benefits	6,586	285	336	7,207
Occupancy, furniture and equipment expense	1,059	14	—	1,073
Processing, network, and bank card expense	1,332	40	—	1,372
Legal, examination, and professional fees	403	1	66	470
Depreciation	541	—	—	541
Other	1,928	26	204	2,158
Total operating expenses	11,849	366	606	12,821
Other
Non-interest income	2,645	651	420	3,716
Investment securities gains (losses), net	105	—	—	105
Income taxes	1,572	—	(214)	1,358
Net income (loss)	$6,653	$285	$(806)	$6,132

	Nine Months Ended September 30, 2025
(dollars in thousands)	Hawthorn Bank	Wealth Management	Non-Bank	Total
Operating revenue
Interest income	$72,293	$—	$79	$72,372
Interest expense	21,502	—	2,569	24,071
Net interest income	50,791	—	(2,490)	48,301
Release of credit losses	(16)	—	—	(16)
Operating expenses
Salaries and employee benefits	18,896	950	976	20,822
Occupancy, furniture and equipment expense	3,230	52	—	3,282
Processing, network, and bank card expense	4,140	76	—	4,216
Legal, examination, and professional fees	1,140	1	250	1,391
Depreciation	1,681	—	—	1,681
Other	5,467	73	657	6,197
Total operating expenses	34,554	1,152	1,883	37,589
Other
Non-interest income	7,758	1,667	1,299	10,724
Investment securities gains (losses), net	102	—	—	102
Income taxes	4,583	—	(645)	3,938
Net income (loss)	$19,530	$515	$(2,429)	$17,616

Segment assets	$1,920,938	$16	$11,151	$1,932,105
(16) Qualified Affordable Housing Tax Credit and Other Investments

The Company invested in a qualified affordable housing project utilizing the Low-Income Housing Tax Credit (“LIHTC”) pursuant to Section 42 of the Internal Revenue Code. This investment is intended to achieve a satisfactory return on capital, facilitate the sale of affordable housing product offerings, and assist in achieving goals associated with the Community Reinvestment Act. At September 30, 2026 and December 31, 2025, the balance of the investment for qualified housing projects was $4.7 million and $0, respectively. This balance is reflected in accrued interest receivable and other assets on the consolidated balance sheets. Total unfunded commitments related to the affordable housing project investment was $3.9 million and $0 at September 30, 2026 and December 31, 2025, respectively. This balance is reflected in accrued interest payable and other liabilities on the consolidated balance sheets. The Company expects to fulfill the majority of the commitment over the next two years. The Company elected to use the proportional amortization method (“PAM”) to amortize the investment. As of September 30, 2026, the project had not begun generating tax credits so no amortization expense was taken during the period. The Company expects the project to begin generating tax credits in 2027.

The Company also invested in a Small Business Investment Company (“SBIC”). At September 30, 2026 and December 31, 2025, the balance of the investment was $0.2 million and $0, respectively. This balance is reflected in accrued interest receivable and other assets on the consolidated balance sheets. Total unfunded commitments related to the SBIC investment totaled $1.8 million and $0 at September 30, 2026 and December 31, 2025, respectively. The Company expects to fulfill a majority of the commitment over the next five years. The Company elected to use the equity method to account for this investment. As of September 30, 2026, the Company has not recorded any income or loss on the investment due to the first capital call occurring at quarter-end. The Company will evaluate the need to adjust the balance of the investment for earnings generated by the SBIC through the equity method in future periods.

(17) Acquisition

On September 3, 2026, the Company completed its acquisition of the FSC entities whereby FSC Bancshares, Inc. was merged with and into the Company and Farmers State Bank was merged with and into the Bank. Pursuant to the merger agreement executed on April 29, 2026, the Company paid approximately $17.0 million of cash consideration and issued 413,042 shares of the Company’s common stock. The Company and the Bank assumed all of the assets and liabilities of the FSC entities with which they merged by operation of law. The acquisition added nine full-service branch locations located in northern Missouri.

Acquisition-related costs totaled $2.0 million and $2.6 million for the three and nine months ended September 30, 2026, respectively. These costs were included in the Company’s consolidated statements of income. The results of the acquisition mentioned above are included in the results of the Company subsequent to the acquisition date and reported in this quarterly report on Form 10-Q.

The Company determined that the acquisition constitutes a business combination as defined in ASC Topic 805, Business Combinations. Accordingly, as of the date of the acquisition, the Company recorded the assets acquired and liabilities assumed at fair value. The Company determined fair values in accordance with the guidance provided in ASC Topic 820, Fair Value Measurements and Disclosures. In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. Actual results could differ materially. The Company has made the determination of fair values using the best information available at the time, however, purchase accounting is not complete and the assumptions used are subject to change and, if changed, could have a material effect on the Company’s financial position and results of operations.

The table below summarizes net assets acquired and consideration transferred by the Company in the FSC acquisition at the acquisition date:

(dollars in thousands)	As of September 3, 2026
Consideration:
Cash	$16,989
Common stock	16,348
Total consideration	$33,337

Assets:
Cash and cash equivalents	6,693
Investment securities	52,024
Loans held for investment	289,961
Allowance for credit losses	(3,480)
Premises and equipment, net	6,123
Core deposit intangible	10,271
Other assets	9,013
Total assets acquired	$370,605

Liabilities:
Deposits	325,292
Trust preferred securities	5,196
Other borrowings	20,982
Other liabilities	1,723
Total liabilities assumed	$353,193

Identifiable net assets acquired	$17,412

Goodwill	$15,925

In connection with the FSC acquisition, the Company recorded $15.9 million of goodwill. The amount of goodwill recorded reflects the expanded market presence, synergies and operational efficiencies that are expected to result from the acquisition. Acquired loans were recorded at fair value at the date of the acquisition utilizing a discounted cash flow analysis based on the remaining maturity and repricing terms. Additionally, the Company recorded a core deposit intangible of $10.3 million. The core deposit intangible is amortized on an accelerated basis over the estimated useful life of the deposits.

Loans acquired are recorded at fair value with no carryover of the related allowance for credit losses. Purchased-credit deteriorated loans (“PCD”) are loans that have experienced more than insignificant credit deterioration since origination. Management determined that loans on non-accrual constituted significant credit deterioration. Purchased-seasoned loans (“PSL”) have not experienced a more than insignificant credit deterioration since origination. For both PCDs and PSLs, the sum of the loan’s purchase price and allowance for credit losses becomes its initial amortized cost basis. For PCDs, the difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. For PSLs, the difference between fair value and the outstanding balance of the loans is recognized as an adjustment to interest income over the life of the loan.

The following tables provide a summary of PSL and PCD loans purchased as of the acquisition date:

(dollars in thousands)	Total
Purchased seasoned loans ("PSL")
Unpaid principal balance	$305,998
PSL allowance for credit loss at acquisition	(3,452)
Discount on acquired loans	(17,308)
Purchase price of PSL loans	$285,238

Purchased-credit deteriorated loans ("PCD")
Unpaid principal balance	$1,414
PCD allowance for credit loss at acquisition	(28)
Discount on acquired loans	(143)
Purchase price of PCD loans	$1,243

Total purchased loans
Purchased seasoned loans	$285,238
Purchased-credit deteriorated loans	1,243
Total loans	$286,481

Assuming the FSC acquisition would have taken place on January 1, 2025, the Company’s net interest income would have been $64.5 million and $59.7 million for the nine months ended September 30, 2026 and 2025, respectively, non-interest income would have been $13.2 million and $11.8 million for the nine months ended September 30, 2026 and 2025, respectively, and net income would have been $22.0 million and $18.1 million for the nine months ended September 30, 2026, and 2025, respectively.

(18) Subsequent Events
The Company has evaluated subsequent events that may require recognition or disclosure through the filing date of this Quarterly Report on Form 10-Q and did not identify any such events.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations
Forward-Looking Statements
This report contains certain forward-looking statements with respect to the financial condition, results of operations, plans, objectives, strategy, future performance and business of Hawthorn Bancshares, Inc., and its subsidiaries (collectively, the “Company”, “we”, “our”, or “us”), including, without limitation statements that are not historical in nature, and statements preceded by, followed by or that include the words believes, expects, may, will, should, could, anticipates, estimates, intends, plans, hopes or similar expressions. Forward-looking statements are not guarantees of future performance or results. They involve risks, uncertainties and assumptions. Actual results may differ materially from those contemplated by the forward-looking statements due to, among others, such possible events or factors such as: changes in economic conditions generally or in the Company's market area, changes in policies by regulatory agencies, governmental legislation and regulation, tariffs and trade disruptions, fluctuations in interest rates, changes in liquidity requirements, demand for loans in the Company’s market area, changes in accounting and tax principles, estimates made on income taxes, competition with other entities that offer financial services, cybersecurity threats, economic or other disruptions caused by acts of terrorism, war or other conflicts, changes in geopolitical conditions, natural disasters, such as hurricanes, wildfires, freezes, flooding and other man-made disasters, health emergencies, epidemics or pandemics, climate changes or other catastrophic events and such other factors as described in the forward-looking statements under the caption Risk Factors in Item 1A. of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), and in other reports filed by us with the Securities and Exchange Commission (“SEC”) from time to time. Other factors that have not been identified in this report could also have this effect. You are cautioned not to put undue reliance on any forward-looking statement, which speak only as of the date they were made. Except as required by law, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events, or changes in its business, results of operations or financial condition over time. During the quarter ended September 30, 2026, there were no material changes to the Risk Factors disclosed in the Company’s 2025 Form 10-K.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Certain accounting policies and estimates are considered most critical to the understanding of the Company’s financial condition and results of operations. These critical accounting policies and estimates require management’s most difficult, subjective and complex estimates and judgments about matters that are inherently uncertain. Because these estimates and judgments are based on current circumstances, they may change over time or prove to be inaccurate based on actual experiences. In the event that different assumptions or conditions were to prevail, and depending upon the severity of such changes, the possibility of a materially different financial condition and/or results of operations could reasonably be expected. The Company has identified certain accounting policies and estimates as “critical accounting policies and estimates,” consisting of those related to the allowance for credit losses, as described in the section captioned “Critical Accounting Policies and Estimates” incorporated by reference in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the 2025 Form 10-K. There have been no changes in the Company's application of critical accounting policies and estimates since December 31, 2025, except as noted below regarding the accounting for business combinations.
Business Combinations
The Company applies the acquisition method of accounting for business combinations in accordance with ASC 805, Business Combinations. Under the acquisition method, the acquiring entity in a business combination recognizes all of the identifiable assets acquired and liabilities assumed at their acquisition date fair values. Management utilizes prevailing valuation techniques appropriate for the asset or liability being measured in determining these fair values. Any excess of the purchase price over amounts allocated to net assets acquired, including identifiable intangible assets, is recorded as goodwill. Acquisition-related costs are expensed as incurred. Refer to Note 17, “Acquisition”, in the Company’s consolidated financial statements for further information.

Overview
Crucial to the Company’s community banking strategy is growth in its commercial banking services, retail mortgage lending and retail banking services. Through the branch network of its subsidiary bank, Hawthorn Bank (the “Bank”), the Company, with $2.14 billion in assets at September 30, 2026, provides a broad range of commercial and personal banking and other financial services. The Bank's specialties include commercial banking for small and mid-sized businesses, including equipment, operating, commercial real estate, Small Business Administration (“SBA”) loans, and personal banking services including real estate mortgage lending, installment and consumer loans, certificates of deposit, individual retirement and other time deposit accounts, checking accounts, savings accounts, and money market accounts. The Company also provides other financial services through its Wealth Management business, including trust services, estate planning, investment and asset management services and a comprehensive suite of cash management services. Beginning with the first quarter of 2025, the Company's Wealth Management business is reported as a separate reporting segment, and the Company operates two reporting segments, consisting of the Bank and the Wealth Management business. The geographic areas in which the Company provides products and services include central, southern, northwest Missouri, and also the Kansas City metropolitan area, including one branch in Kansas.
The Company's primary source of revenue is net interest income derived primarily from lending and deposit taking activities. Much of the Company's business is commercial, commercial real estate development, and residential mortgage lending. The Company's income from mortgage brokerage activities is directly dependent on mortgage rates and the level of home purchases and refinancing activity.
The success of the Company's growth strategy depends primarily on the ability of the Bank to generate an increasing level of loans and deposits at acceptable risk levels and on acceptable terms without significant increases in non-interest expenses relative to revenues generated. The Company's financial performance also depends, in part, on its ability to manage various portfolios and to successfully introduce additional financial products and services by expanding new and existing customer relationships, utilizing improved technology, and enhancing customer satisfaction. Furthermore, the success of the Company's growth strategy depends on its ability to maintain sufficient regulatory capital levels during periods in which general economic conditions are unfavorable and despite economic conditions being beyond its control.
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
On September 3, 2026, the Company completed its acquisition of FSC Bancshares, Inc. and its wholly owned subsidiary, Farmers State Bank (collectively, “FSC”) whereby FSC Bancshares, Inc. was merged with and into the Company and Farmers State Bank was merged with and into the Bank. Pursuant to the merger agreement executed on April 29, 2026, the Company paid approximately $17.0 million of cash consideration and issued 413,042 shares of the Company’s common stock. The Company and the Bank assumed all of the assets and liabilities of the FSC entities with which they merged by operation of law. The acquisition added nine full-service branch locations located in northern Missouri. Refer to Note 17, “Acquisition”, in the Company’s consolidated financial statements for further details regarding this transaction.
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

	As of and for the		As of and for the
	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Net interest income	$19,290	$16,865	$53,650	$48,301
Provision for (release of) credit losses	300	375	611	(16)
Non-interest income	3,704	3,716	12,180	10,724
Investment securities gains, net	98	105	383	102
Non-interest expense	14,945	12,821	41,693	37,589
Income before income taxes	7,847	7,490	23,909	21,554
Income tax expense	785	1,358	3,778	3,938
Net income	$7,062	$6,132	$20,131	$17,616

Basic earnings per share	$1.01	$0.89	$2.90	$2.54
Adjusted basic earnings per share(3)	$1.23	$0.89	$3.20	$2.54
Diluted earnings per share	$1.01	$0.88	$2.90	$2.53
Adjusted diluted earnings per share(3)	$1.23	$0.88	$3.20	$2.53

Performance Ratios
Return on average total assets	1.48%	1.33%	1.46%	1.30%
Adjusted return on average total assets(3)	1.80	1.33	1.61	1.30
Return on average stockholders' equity	14.91	15.21	14.80	15.13
Adjusted return on average stockholders' equity(3)	18.17	15.21	16.33	15.13
Return on average tangible stockholders' equity(3)	17.30	15.21	17.27	15.13
Adjusted return on average tangible stockholders' equity(3)	21.09	15.21	19.06	15.13
Efficiency ratio (1)	65.00	62.30	63.33	63.68
Adjusted efficiency ratio(1)(3)	55.64	62.30	59.04	63.68
Net interest margin, fully tax-equivalent	4.41	3.97	4.21	3.85
Average stockholders' equity to total assets	9.92	8.74	9.84	8.58

Market and per share data
Book value per share (2)			$27.56	$23.76
Tangible book value per share(2)(3)			$23.81	$23.88
Market price per share			$38.02	$31.04
Cash dividends declared on common stock	$1,536	$1,384	$4,434	$4,101
(1)Efficiency ratio is calculated as non-interest expense as a percentage of revenue. Total revenue is calculated as net interest income plus non-interest income.
(2)Book value per share is calculated using weighted average shares.

(3)Represents a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section for a reconciliation of these measures.

	As of and for the Three Months Ended		As of and for the Nine Months Ended
	September 30,		September 30,
(dollars in thousands, except per share data)	2026	2025	2026	2025
Capital Ratios
Stockholders' equity to assets			8.92%	8.54%
Total risk-based capital ratio			14.29	14.90
Tier 1 risk-based capital ratio			13.04	13.65
Common equity Tier 1 capital			10.15	10.71
Tier 1 leverage ratio (1)			12.59	11.97
Asset Quality
Non-performing loans			$9,828	$4,911
Non-performing assets			$9,929	$7,336
Net loan charge-offs	$67	$41	$263	$74
Net charge-offs to average loans (2)	0.02%	0.01%	0.02%	0.01%
Allowance for credit losses to total loans			1.45	1.45
Non-performing loans to total loans			0.58	0.32
Non-performing assets to total loans			0.59	0.48
Non-performing assets to total assets			0.46	0.38
(1)Tier 1 leverage ratio is calculated by dividing Tier 1 capital by average total consolidated assets.
(2)Annualized.

Results of Operations Highlights:
Consolidated net income was $7.1 million, or $1.01 per diluted share, and $20.1 million, or $2.90 per diluted share, for the three and nine months ended September 30, 2026, respectively, compared to $6.1 million, or $0.88 per diluted share, and $17.6 million, or $2.53 per diluted share, for the three and nine months ended September 30, 2025, respectively. Adjusted consolidated net income(1) was $8.6 million, or $1.23 per diluted share, and $22.2 million, or $3.20 per diluted share, for the three and nine months ended September 30, 2026, respectively, compared to $6.1 million, or $0.88 per diluted share, and $17.6 million, or $2.53 per diluted share, for the three and nine months ended September 30, 2025, respectively. For the three and nine months ended September 30, 2026, the return on average assets was 1.48% and 1.46%, respectively, the return on average stockholders’ equity was 14.91% and 14.80%, respectively, and the efficiency ratio was 65.00% and 63.33%, respectively. For the three and nine months ended September 30, 2026, the adjusted return on average assets(1) was 1.80% and 1.61%, respectively, the adjusted return on average stockholders’ equity(1) was 18.17% and 16.33%, respectively, and the adjusted efficiency ratio(1) was 55.64% and 59.04%, respectively.
(1)Represents a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section for a reconciliation of these measures.
Net interest income was $19.3 million and $53.7 million for the three and nine months ended September 30, 2026, respectively, compared to $16.9 million and $48.3 million for the three and nine months ended September 30, 2025, respectively. Net interest margin, on a fully taxable equivalent (“FTE”) basis, was 4.41% and 4.21% for the three and nine months ended September 30, 2026, respectively, compared to 3.97% and 3.85% for the three and nine months ended September 30, 2025, respectively. The change to net interest margin on an FTE basis is discussed in greater detail under the Average Balance Sheet Data and Rate and Volume Analysis sections.

Non-interest income was $3.7 million and $12.2 million for the three and nine months ended September 30, 2026, respectively, compared to $3.7 million and $10.7 million for the three and nine months ended September 30, 2025, respectively. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Non-interest expense was $14.9 million and $41.7 million for the three and nine months ended September 30, 2026, respectively, compared to $12.8 million and $37.6 million for the three and nine months ended September 30, 2025, respectively. These changes are discussed in greater detail under the Non-interest Income and Expense section.
Balance Sheet Highlights:
Cash and cash equivalents – Cash and cash equivalents decreased $70.5 million to $33.8 million as of September 30, 2026, compared to $104.3 million as of December 31, 2025, and decreased $66.1 million compared to $99.9 million as of September 30, 2025. See the Liquidity Management section for further discussion.
Loans – Loans held for investment increased $203.3 million to $1.69 billion as of September 30, 2026, compared to $1.49 billion as of December 31, 2025, and increased $176.1 million compared to $1.51 billion as of September 30, 2025. The increases are mainly attributed to $290.0 million of acquired loans from the FSC acquisition.
Asset quality – Non-performing assets totaled $9.9 million, or 0.59% of total loans, at September 30, 2026, compared to $7.0 million, or 0.47% of total loans, at December 31, 2025 and $7.3 million, or 0.48% of total loans, at September 30, 2025.
In the third quarter of 2026, the Company had net loan charge-offs of $0.07 million, or 0.02% of average loans, compared to net loan charge-offs of $0.04 million, or 0.01% of average loans, in the same prior year quarter.
The allowance for credit losses was $24.4 million, or 1.45% of loans outstanding, at September 30, 2026, compared to $21.1 million, or 1.42% of loans outstanding, at December 31, 2025, and $21.9 million, or 1.45% of loans outstanding, at September 30, 2025. These changes are discussed in greater detail under the Lending and Credit Management section.
Deposits – Total deposits increased $236.8 million to $1.79 billion as of September 30, 2026, compared to $1.55 billion as of December 31, 2025, and increased $265.0 million compared to $1.53 billion as of September 30, 2025. The increases are mainly attributed to $325.3 million of acquired deposits from the FSC acquisition.
Federal Home Loan Bank (“FHLB”) advances and other borrowings – Total FHLB advances and other borrowings decreased $27.8 million to $74.3 million as of September 30, 2026, compared to $102.1 million as of December 31, 2025, and decreased $102.8 million compared to $177.1 million as of September 30, 2025.
Capital – The Company maintains its “well-capitalized” regulatory capital position. At September 30, 2026, capital ratios were as follows: total risk-based capital to risk-weighted assets 14.29%; tier 1 capital to risk-weighted assets 13.04%; common equity tier 1 capital to risk-weighted assets 10.15%; tier 1 leverage 12.59%; and stockholders’ equity to assets 8.92%.

Average Balance Sheet Data

Net interest income is the largest source of revenue resulting from the Company’s lending, investing, borrowing, and deposit gathering activities. It is affected both by changes in the level of interest rates and changes in the amounts and mix of interest earning assets and interest bearing liabilities. The following tables present average balance sheet data, net interest income, average yields of earning assets, average costs of interest bearing liabilities, net interest spread and net interest margin on an FTE basis for each of the three and nine month periods ended September 30, 2026 and 2025, respectively. The average balances used in this table and other statistical data were calculated using average daily balances.

	Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)	Average Balance	Interest Income/ Expense (1)	Rate Earned/ Paid (1)
ASSETS
Loans: (2)
Commercial	$188,976	$3,347	7.03%	$214,213	$3,821	7.08%
Real estate construction - residential	41,240	766	7.37	31,032	598	7.65
Real estate construction - commercial	97,282	1,875	7.65	64,791	1,277	7.82
Real estate mortgage - residential	417,688	6,570	6.24	378,863	5,597	5.86
Real estate mortgage - commercial	742,690	11,479	6.13	778,290	11,320	5.77
Installment and other consumer	11,206	211	7.47	10,950	186	6.74
Total loans	$1,499,082	$24,248	6.42%	$1,478,139	$22,799	6.12%
Loans held for sale	657	4	2.42%	333	10	11.91%
Investment securities:
U.S. Treasury	6,895	74	4.26	5,043	53	4.17
U.S. government and federal agency obligations	3,856	32	3.29	12,498	131	4.16
Obligations of states and political subdivisions	101,551	848	3.31	97,521	833	3.39
Mortgage-backed securities	92,901	969	4.14	76,014	729	3.80
Other debt securities	42,915	657	6.07	27,652	465	6.67
Total investment securities	248,118	2,580	4.13	218,728	2,211	4.01
Other investment securities	4,845	111	9.09	5,271	114	8.58
Interest bearing deposits in other financial institutions	16,365	184	4.46	21,590	256	4.70
Total interest earning assets	$1,769,067	$27,127	6.08%	$1,724,061	$25,390	5.84%
All other assets	148,040			126,307
Allowance for credit losses	(21,848)			(21,689)
Total assets	$1,895,259			$1,828,679
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$269,830	$884	1.30%	$273,813	$1,164	1.69%
NOW accounts	167,182	549	1.30	158,379	581	1.46
Interest checking	179,969	1,432	3.16	147,609	1,308	3.52
Money market	199,073	907	1.81	207,184	983	1.88
Time deposits	321,347	2,341	2.89	314,847	2,523	3.18
Total interest bearing deposits	1,137,401	6,113	2.13	1,101,832	6,559	2.36%
Federal funds purchased and securities sold under agreements to repurchase	93	13	55.46	72	1	5.51
Federal Home Loan Bank advances and other borrowings	63,563	539	3.36	86,203	718	3.30
Subordinated notes	51,011	819	6.37	49,486	860	6.89
Total borrowings	114,667	1,371	4.74	135,761	1,579	4.61
Total interest bearing liabilities	$1,252,068	$7,484	2.37%	$1,237,593	$8,138	2.61%
Demand deposits	427,011			417,628
Other liabilities	28,247			13,558
Total liabilities	$1,707,326			$1,668,779
Stockholders' equity	187,933			159,900
Total liabilities and stockholders' equity	$1,895,259			$1,828,679
Net interest income (FTE)		$19,643			$17,252
Net interest spread (FTE)			3.71%			3.23%
Net interest margin (FTE)			4.41%			3.97%

(1)Interest income and yields are presented on an FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for both the three months ended September 30, 2026 and 2025. Such adjustments totaled $0.4 million for both the three months ended September 30, 2026 and 2025.
(2)Non-accruing loans are included in the average amounts outstanding.

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)	Average Balance	Interest Income/ Expense(1)	Rate Earned/ Paid(1)
ASSETS
Loans: (2)
Commercial	$202,265	$10,595	7.00%	$207,419	$10,493	6.76%
Real estate construction - residential	40,859	2,256	7.38	29,895	1,744	7.80
Real estate construction - commercial	89,296	5,105	7.64	70,411	4,068	7.72
Real estate mortgage - residential	383,405	16,991	5.93	373,517	16,283	5.83
Real estate mortgage - commercial	741,737	33,032	5.95	772,091	32,543	5.64
Installment and other consumer	9,916	513	6.92	12,060	587	6.51
Total loans	$1,467,478	$68,492	6.24%	$1,465,393	$65,718	6.00%
Loans held for sale	852	11	1.73%	198	15	10.13%
Investment securities:
U.S. Treasury	5,980	189	4.23	5,004	158	4.22
U.S. government and federal agency obligations	4,116	105	3.41	12,983	412	4.24
Obligations of states and political subdivisions	102,637	2,462	3.21	98,728	2,504	3.39
Mortgage-backed securities	79,950	2,369	3.96	78,223	2,272	3.88
Other debt securities	34,221	1,546	6.04	25,953	1,186	6.11
Total investment securities	226,904	6,671	3.93	220,891	6,532	3.95
Other investment securities	4,882	323	8.85	4,709	319	9.06
Federal funds sold	—	—	—	—	—	—
Interest bearing deposits in other financial institutions	35,074	1,069	4.07	23,066	795	4.61
Total interest earning assets	$1,735,190	$76,566	5.90%	$1,714,257	$73,379	5.72%
All other assets	133,641			123,118
Allowance for credit losses	(21,436)			(21,918)
Total assets	$1,847,395			$1,815,457
LIABILITIES AND STOCKHOLDERS' EQUITY
Savings	$264,239	$2,661	1.35%	$273,704	$3,669	1.79%
NOW accounts	167,364	1,792	1.43	184,341	1,988	1.44
Interest checking	175,062	4,058	3.10	143,650	3,975	3.70
Money market	190,538	2,432	1.71	206,771	2,839	1.84
Time deposits	307,912	6,726	2.92	306,050	7,409	3.24
Total interest bearing deposits	1,105,115	17,669	2.14	1,114,516	19,880	2.38
Federal funds purchased and securities sold under agreements to repurchase	34	40	157.29	58	2	4.61
Federal Home Loan Bank advances and other borrowings	73,406	1,790	3.26	73,673	1,621	2.94
Subordinated notes	50,000	2,370	6.34	49,486	2,568	6.94
Total borrowings	123,440	4,200	4.55	123,217	4,191	4.55
Total interest bearing liabilities	$1,228,555	$21,869	2.38%	$1,237,733	$24,071	2.60%
Demand deposits	416,798			409,219
Other liabilities	20,204			12,815
Total liabilities	$1,665,557			$1,659,767
Stockholders' equity	181,838			155,690
Total liabilities and stockholders' equity	$1,847,395			$1,815,457
Net interest income (FTE)		$54,697			$49,308
Net interest spread (FTE)			3.52%			3.12%
Net interest margin (FTE)			4.21%			3.85%

(1)Interest income and yields are presented on an FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for the nine months ended September 30, 2026 and 2025. Such adjustments totaled $1.0 million for both the nine months ended September 30, 2026 and 2025.
(2)Non-accruing loans are included in the average amounts outstanding.
Rate and Volume Analysis
The following table summarizes the changes in net interest income on an FTE basis, by major category of interest earning assets and interest bearing liabilities, identifying changes related to volumes and rates for the three and nine months ended September 30, 2026, compared to the three and nine months ended September 30, 2025. The change in interest due to the combined rate/volume variance has been allocated to rate and volume changes in proportion to the absolute dollar amounts of change in each.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026 vs. 2025			2026 vs. 2025
		Change due to			Change due to
(dollars in thousands)	Total Change	Average Volume	Average Rate	Total Change	Average Volume	Average Rate
Interest income on a fully taxable equivalent basis: (1)
Loans: (2)
Commercial	$(474)	$(447)	$(27)	$102	$(265)	$367
Real estate construction - residential	168	191	(23)	512	610	(98)
Real estate construction - commercial	598	627	(29)	1,037	1,080	(43)
Real estate mortgage - residential	973	597	376	708	435	273
Real estate mortgage - commercial	159	(532)	691	489	(1,309)	1,798
Installment and other consumer	25	4	21	(74)	(109)	35
Loans held for sale	(6)	6	(12)	(4)	17	(21)
Investment securities:
U.S. Treasury	21	19	2	31	31	—
U.S. government and federal agency obligations	(99)	(76)	(23)	(307)	(238)	(69)
Obligations of states and political subdivisions	15	33	(18)	(42)	97	(139)
Mortgage-backed securities	240	172	68	97	51	46
Other debt securities	192	237	(45)	360	374	(14)
Other investment securities	(3)	(10)	7	4	12	(8)
Interest bearing deposits in other financial institutions	(72)	(60)	(12)	274	375	(101)
Total interest income	1,737	761	976	3,187	1,161	2,026
Interest expense:
Savings	$(280)	$(17)	$(263)	$(1,008)	$(123)	$(885)
NOW accounts	(32)	31	(63)	(196)	(182)	(14)
Interest checking	124	267	(143)	83	788	(705)
Money market	(76)	(37)	(39)	(407)	(215)	(192)
Time deposits	(182)	51	(233)	(683)	45	(728)
Federal funds purchased and securities sold under agreements to repurchase	12	—	12	38	(1)	39
FHLB advances and other borrowings	(179)	(192)	13	169	(6)	175
Subordinated notes	(41)	26	(67)	(198)	27	(225)
Total interest expense	(654)	129	(783)	(2,202)	333	(2,535)
Net interest income on an FTE basis	$2,391	$632	$1,759	$5,389	$828	$4,561
(1)Interest income and yields are presented on an FTE basis using the federal statutory income tax rate of 21%, net of nondeductible interest expense, for each of the three and nine months ended September 30, 2026 and 2025. Such adjustments totaled $0.4 million and $1.0 million for the three and nine months ended September 30, 2026, respectively, compared to $0.4 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.
(2)Non-accruing loans are included in the average amounts outstanding.

Financial results for the quarter ended September 30, 2026, compared to the quarter ended September 30, 2025, reflected an increase in net interest income on an FTE basis of $2.4 million, or 13.9%. Measured as a percentage of average earning assets, the net interest margin (expressed on an FTE basis) increased to 4.41% for the quarter ended September 30, 2026, compared to 3.97% for the quarter ended September 30, 2025, and increased to 4.21% for the nine months ended September 30, 2026, compared to 3.85% for the nine months ended September 30, 2025.
Average interest earning assets increased $45.0 million, or 2.6%, to $1.77 billion for the quarter ended September 30, 2026, compared to $1.72 billion for the quarter ended September 30, 2025, and average interest bearing liabilities increased $14.5 million, or 1.2%, to $1.25 billion for the quarter ended September 30, 2026, compared to $1.24 billion for the quarter ended September 30, 2025.
Average interest earning assets increased $20.9 million, or 1.2%, to $1.74 billion for the nine months ended September 30, 2026, compared to $1.71 billion for the nine months ended September 30, 2025, and average interest bearing liabilities decreased $9.2 million, or 0.7%, to $1.23 billion for the nine months ended September 30, 2026, compared to $1.24 billion for the nine months ended September 30, 2025.
Total interest income (expressed on an FTE basis) was $27.1 million and $76.6 million for the three and nine months ended September 30, 2026, respectively, compared to $25.4 million and $73.4 million for the three and nine months ended September 30, 2025, respectively. The Company’s rates earned on interest earning assets were 6.08% and 5.90% for the three and nine months ended September 30, 2026, respectively, compared to 5.84% and 5.72% for the three and nine months ended September 30, 2025, respectively.
Interest income on loans held for investment (expressed on an FTE basis) was $24.2 million and $68.5 million for the three and nine months ended September 30, 2026, respectively, compared to $22.8 million and $65.7 million for the three and nine months ended September 30, 2025, respectively.
Average loans outstanding increased $20.9 million, or 1.4%, to $1.50 billion for the quarter ended September 30, 2026, compared to $1.48 billion for the quarter ended September 30, 2025. The average yield on loans increased to 6.42% for the quarter ended September 30, 2026, compared to 6.12% for the quarter ended September 30, 2025.
Average loans outstanding remained consistent at $1.47 billion for the nine months ended September 30, 2026 and September 30, 2025. The average yield on loans increased to 6.24% for the nine months ended September 30, 2026, compared to 6.00% for the nine months ended September 30, 2025. See the Lending and Credit Management section for further discussion of changes in the composition of the lending portfolio.
Interest income on available-for-sale securities (expressed on an FTE basis) was $2.6 million and $6.7 million for the three and nine months ended September 30, 2026, respectively, compared to $2.2 million and $6.5 million for the three and nine months ended September 30, 2025, respectively.
Average securities increased $29.4 million, or 13.4%, to $248.1 million for the quarter ended September 30, 2026, compared to $218.7 million for the quarter ended September 30, 2025. The average yield on securities increased to 4.13% for the quarter ended September 30, 2026, compared to 4.01% for the quarter ended September 30, 2025.
Average securities increased $6.0 million, or 2.7%, to $226.9 million for the nine months ended September 30, 2026, compared to $220.9 million for the nine months ended September 30, 2025. The average yield on securities decreased to 3.93% for the nine months ended September 30, 2026, compared to 3.95% for the nine months ended September 30, 2025. See the Liquidity Management section for further discussion.

Total interest expense was $7.5 million and $21.9 million for the three and nine months ended September 30, 2026, respectively, compared to $8.1 million and $24.1 million for the three and nine months ended September 30, 2025, respectively. The Company’s rates paid on interest bearing liabilities were 2.37% and 2.38% for the three and nine months ended September 30, 2026, respectively, compared to 2.61% and 2.60% for the three and nine months ended September 30, 2025, respectively. See the Liquidity Management section for further discussion.
Interest expense on deposits was $6.1 million and $17.7 million for the three and nine months ended September 30, 2026, respectively, compared to $6.6 million and $19.9 million for the three and nine months ended September 30, 2025, respectively.

Average interest bearing deposits increased $35.6 million, or 3.2%, to $1.14 billion for the quarter ended September 30, 2026, compared to $1.10 billion for the quarter ended September 30, 2025. The average cost of deposits decreased to 2.13% for the quarter ended September 30, 2026, compared to 2.36% for the quarter ended September 30, 2025.
Average interest bearing deposits remained consistent at $1.11 billion for both the nine months ended September 30, 2026 and September 30, 2025. The average cost of deposits decreased to 2.14% for the nine months ended September 30, 2026, compared to 2.38% for the nine months ended September 30, 2025.
Interest expense on borrowings was $1.4 million and $4.2 million for the three and nine months ended September 30, 2026, respectively, compared to $1.6 million and $4.2 million for the three and nine months ended September 30, 2025, respectively.

Average borrowings decreased $21.1 million, or 15.5%, to $114.7 million for the quarter ended September 30, 2026, compared to $135.8 million for the quarter ended September 30, 2025. The average cost of borrowings increased to 4.74% for the quarter ended September 30, 2026, compared to 4.61% for the quarter ended September 30, 2025.
Average borrowings increased $0.2 million, or 0.2%, to $123.4 million for the nine months ended September 30, 2026, compared to $123.2 million for the nine months ended September 30, 2025. The average cost of borrowings remained consistent at 4.55% for both the nine months ended September 30, 2026 and September 30, 2025.
Non-interest Income
The following table shows the principal components of non-interest income for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Service charges and other fees	$879	$928	$(49)	(5.3)%	$2,514	$2,781	$(267)	(9.6)%
Bank card income and fees	1,068	1,000	68	6.8	2,993	2,929	64	2.2
Earnings on bank-owned life insurance	490	513	(23)	(4.5)	1,481	1,532	(51)	(3.3)
Wealth management revenue	740	651	89	13.7	2,010	1,667	343	20.6
Gain on sales of mortgage loans, net	61	78	(17)	(21.8)	207	320	(113)	(35.3)
Gains (losses) on other real estate owned, net	104	—	104	N/A	405	(156)	561	359.6
Other	362	546	(184)	(33.7)	2,570	1,651	919	55.7
Total non-interest income	$3,704	$3,716	$(12)	(0.3)%	$12,180	$10,724	$1,456	13.6%
Non-interest income as a % of total revenue (1)	16.1%	18.1%			18.5%	18.2%
(1)Total revenue is calculated as net interest income plus non-interest income.

Total non-interest income remained consistent at $3.7 million for both the quarter ended September 30, 2026 and September 30, 2025, and increased $1.5 million, or 13.6%, to $12.2 million for the nine months ended September 30, 2026, compared to $10.7 million for the nine months ended September 30, 2025. The changes for the nine months ended September 30, 2026 were primarily due to gains recorded on other real estate owned and premises and equipment held for sale.
Service charges and other fees decreased $0.05 million, or 5.3%, to $0.9 million for the quarter ended September 30, 2026, compared to $0.9 million for the quarter ended September 30, 2025, and decreased $0.3 million, or 9.6%, to $2.5 million for the nine months ended September 30, 2026, compared to $2.8 million for the nine months ended September 30, 2025. The decrease for the three and nine months ended September 30, 2026 was primarily attributable to a decrease in overall service charges on accounts and lower NSF charges.
Wealth management revenue increased $0.1 million, or 13.7%, to $0.7 million for the quarter ended September 30, 2026, compared to $0.7 million for the quarter ended September 30, 2025, and increased $0.3 million, or 20.6% to $2.0 million for the nine months ended September 30, 2026, compared to $1.7 million for the nine months ended September 30, 2025. The increase for the three and nine months ended September 30, 2026 was primarily attributable to continued growth in new and existing accounts.

Gains (losses) on other real estate owned were $0.1 million for the quarter ended September 30, 2026, compared to none for the quarter ended September 30, 2025, and gains of $0.4 million for the nine months ended September 30, 2026, compared to losses of $0.2 million for the nine months ended September 30, 2025. The increase for the three and nine months ended September 30, 2026 is primarily attributed to a sale of other real estate owned during the three and nine months ended September 30, 2026.
Non-interest Expense
The following table shows the principal components of non-interest expense for the three and nine months ended September 30, 2026 and 2025.

	Three Months Ended September 30,				Nine Months Ended September 30,
(dollars in thousands)	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Salaries	$5,751	$5,738	$13	0.2%	$17,298	$16,519	$779	4.7%
Employee benefits	1,471	1,469	2	0.1	4,330	4,303	27	0.6
Occupancy expense, net	1,012	931	81	8.7	2,862	2,814	48	1.7
Furniture and equipment expense	794	683	111	16.3	2,355	2,149	206	9.6
Processing, network and bank card expense	2,602	1,372	1,230	89.7	5,439	4,216	1,223	29.0
Legal, examination, and professional fees	896	470	426	90.6	2,642	1,391	1,251	89.9
Advertising and promotion	284	252	32	12.7	723	624	99	15.9
Postage, printing, and supplies	236	354	(118)	(33.3)	737	990	(253)	(25.6)
Other	1,899	1,552	347	22.4	5,307	4,583	724	15.8
Total non-interest expense	$14,945	$12,821	$2,124	16.6%	$41,693	$37,589	$4,104	10.9%
Efficiency ratio (1)	65.0%	62.3%			63.3%	63.7%
Adjusted efficiency ratio(1)(2)	55.6	62.3			59.0	63.7
Number of full-time equivalent employees	316	259			316	259
(1)Efficiency ratio is calculated as non-interest expense as a percent of revenue. Total revenue is calculated as net interest income plus non-interest income.
(2)Represents a non-GAAP financial measure. See the "Non-GAAP Financial Measures" section for a reconciliation of these measures.
Total non-interest expense increased $2.1 million, or 16.6%, to $14.9 million for the quarter ended September 30, 2026, compared to $12.8 million for the quarter ended September 30, 2025, and increased $4.1 million, or 10.9%, to $41.7 million for the nine months ended September 30, 2026, compared to $37.6 million for the nine months ended September 30, 2025.
Salaries increased $0.01 million, or 0.2%, to $5.8 million for the quarter ended September 30, 2026, compared to $5.7 million for the quarter ended September 30, 2025, and increased $0.8 million, or 4.7%, to $17.3 million for the nine months ended September 30, 2026, compared to $16.5 million for the nine months ended September 30, 2025. The increase for the three and nine months ended September 30, 2026 is attributed to increases in number of full-time equivalent employees.
Occupancy expense, net, increased $0.1 million, or 8.7%, to $1.0 million for the quarter ended September 30, 2026, compared to $0.9 million for the quarter ended September 30, 2025, and increased $0.05 million, or 1.7% to $2.9 million for the nine months ended September 30, 2026, compared to $2.8 million for the nine months ended September 30, 2025. The increase for the three and nine months ended September 30, 2026 primarily resulted from additional utilities expenses incurred with bringing on additional branch locations with the FSC acquisition as well as rising energy costs.
Furniture and equipment expense increased $0.1 million, or 16.3%, to $0.8 million for the quarter ended September 30, 2026, compared to $0.7 million for the quarter ended September 30, 2025, and increased $0.2 million, or 9.6%, to $2.4 million for the nine months ended September 30, 2026, compared to $2.1 million for the nine months ended September 30, 2025. The increase is attributed to an increase in maintenance fees paid during the nine months ended September 30, 2026.
Legal, examination, and professional fees increased $0.4 million, or 90.6%, to $0.9 million for the quarter ended September 30, 2026, compared to $0.5 million for the quarter ended September 30, 2025, and increased $1.3 million, or 89.9%, to $2.6 million for the nine months ended September 30, 2026, compared to $1.4 million for the nine months ended

September 30, 2025. The increase for the three and nine months ended September 30, 2026 is attributed to legal and professional fees incurred for the FSC acquisition.
Postage, printing, and supplies decreased $0.1 million, or 33.3%, to $0.2 million for the quarter ended September 30, 2026, compared to $0.4 million for the quarter ended September 30, 2025, and decreased $0.3 million, or 25.6%, to $0.7 million for the nine months ended September 30, 2026, compared to $1.0 million for the nine months ended September 30, 2025. The decrease is attributed to customer mailings sent in conjunction with an account consolidation project in the prior year that did not recur in the current year.
Processing, network, and bank card expense increased $1.2 million, or 89.7%, to $2.6 million for the quarter ended September 30, 2026, compared to $1.4 million for the quarter ended September 30, 2025, and increased $1.2 million, or 29.0%, to $5.4 million for the nine months ended September 30, 2026, compared to $4.2 million for the nine months ended September 30, 2025. The increase is mainly attributed to contract termination fees associated with the FSC acquisition.
Other increased $0.3 million, or 22.4%, to $1.9 million for the quarter ended September 30, 2026, compared to $1.6 million for the quarter ended September 30, 2025, and increased $0.7 million, or 15.8% to $5.3 million for the nine months ended September 30, 2026, compared to $4.6 million for the nine months ended September 30, 2025. The increase is attributed to merger-related expenses associated with the FSC acquisition.
Income Taxes
Income taxes as a percentage of earnings before income taxes as reported in the consolidated financial statements was 10.0% and 15.8% for the three and nine months ended September 30, 2026, respectively, compared to 18.1% and 18.3% for the three and nine months ended September 30, 2025, respectively. The effective tax rate for each of the three and nine months ended September 30, 2026 and 2025 was lower than the U.S. federal statutory rate of 21% primarily due to tax-free revenues, as well as the utilization of federal income tax credits purchased at a discount, which reduced tax expense during the current quarter.
Lending and Credit Management
Interest earned on the loan portfolio is a primary source of interest income for the Company. Gross loans represented 78.9% of total assets as of September 30, 2026, compared to 78.5% as of December 31, 2025.
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
Major classifications within the Company’s held-for-investment loan portfolio as of the dates indicated are as follows:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Commercial, financial, and agricultural	$205,274	12.1%	$227,584	15.3%
Real estate construction − residential	63,703	3.8	39,609	2.7
Real estate construction − commercial	104,871	6.2	83,846	5.6
Real estate mortgage − residential	535,934	31.7	369,636	24.9
Real estate mortgage − commercial	761,832	45.1	755,892	50.8
Installment and other consumer	18,520	1.1	10,225	0.7
Total loans held for investment	$1,690,134	100.0%	$1,486,792	100.0%

Commercial Real Estate Loans
Commercial real estate loans (“CRE”) consist primarily of income-producing investment property loans. Additionally, CRE loans include 1-4 family property loans, as well as land and development loans.
The following table shows the categories of the Company's non-owner occupied CRE loan portfolio at September 30, 2026 and December 31, 2025:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of Loans	Amount	% of Loans
Retail	$182,859	29.2%	$171,366	27.9%
Multi Family	138,170	22.1	165,663	26.9
Other Construction	66,721	10.7	55,947	9.1
1-4 Family Const	63,132	10.1	39,609	6.4
Hotel & Food Service	46,201	7.4	63,279	10.3
Office Buildings	40,472	6.5	48,028	7.8
Other Real Estate	33,859	5.4	24,379	4.0
Land Subdivision	21,100	3.4	15,765	2.6
Industrial	15,077	2.4	18,450	3.0
Residential Building Construction	9,272	1.5	5,906	1.0
Commercial and Institutional Building Construction	8,349	1.3	6,228	1.0
Total Commercial Real Estate - Non-Owner Occupied	$625,212	100.0%	$614,620	100.0%
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
Risk Elements of the Loan Portfolio
Management, internal loan review and the executive loan committee formally review all loans in excess of certain dollar amounts (periodically established) at least annually. Loans in excess of $2.0 million in the aggregate and all adversely classified credits identified by management are reviewed by the executive loan committee. In addition, all other loans are reviewed on a risk weighted selection process. The executive loan committee reviews and reports to the Board of Directors, at scheduled meetings: all past due, classified, and watch list loans in order to classify or reclassify loans as loans requiring attention, special mention, substandard, doubtful, or loss. During this review, management will evaluate individual loans for expected credit losses when those loans do not share similar risk characteristics with loans evaluated using a collective (pooled) basis. If management determines that it is probable that all amounts due on a loan will not be collected under the original terms of the loan agreement, the loan is individually analyzed and based on current economic conditions and loss experience, reserves are estimated as further discussed below.
Loans not individually evaluated are aggregated and collectively analyzed. Management determined that segmenting loans not individually analyzed by the federal call report codes represents the most prudent way to consolidate loans by their associated risk qualities.
General reserves are recorded for collectively analyzed loans using a consistent methodology. Two different models are used for calculating the general reserve. The Discounted Cash Flow model considers quantitative peer group historic loss experience, forecasts over the estimated life of the loan pools, industry data, and qualitative or environmental factors, such as: lending policies and procedures; economic conditions; the nature, volume and terms of the portfolio; lending staff and management; past due loans; the loan review system; collateral values; concentrations of credit; and external factors. The Remaining Life model applies a long-term average loss rate calculated using peer data that is adjusted for qualitative or environmental factors such as those previously noted. The model used depends on the loan portfolio segment. Management believes, but there can be no assurance, that these procedures keep management informed of potential problem loans. At September 30, 2026 and December 31, 2025, the ACL on loans included a qualitative adjustment of approximately $11.0 million and $10.3 million, respectively.
Non-Performing Assets
The following table summarizes non-performing assets at the dates indicated:

	September 30,	December 31,
(dollars in thousands)	2026	2025
Non-accrual loans:
Commercial, financial, and agricultural	$4,588	$1,003
Real estate mortgage − residential	3,679	5,656
Real estate mortgage − commercial	1,481	143
Installment and other consumer	16	34
Total	9,764	6,836
Loans contractually past due 90 days or more and still accruing:
Real estate mortgage − residential	59	29
Installment and other consumer	5	—
Total	64	29
Total non-performing loans (1)	9,828	6,865
Other real estate owned and repossessed assets	101	98
Total non-performing assets (2)	$9,929	$6,963

Loans held for investment	$1,690,134	$1,486,792
Allowance for credit losses on loans	$24,443	$21,111
Allowance for credit losses to loans	1.45%	1.42%
Non-accrual loans to total loans	0.58	0.46
Non-performing loans to loans (1)	0.58	0.46
Non-performing assets to loans (2)	0.59	0.47
Non-performing assets to assets (2)	0.46	0.37
Allowance for credit losses to non-accrual loans	250.34	308.82
Allowance for credit losses to non-performing loans	248.71	307.52
(1)Non-performing loans include loans 90 days past due and accruing and non-accrual loans.
(2)Non-performing assets include non-performing loans and other real estate owned and repossessed assets.

Total non-performing assets were $9.9 million, or 0.59% of total loans, at September 30, 2026, compared to $7.0 million, or 0.47% of total loans, at December 31, 2025.
Total non-accrual loans at September 30, 2026 increased $2.9 million, or 42.8%, to $9.8 million compared to $6.8 million at December 31, 2025. There were $0.06 million in loans past due 90 days and still accruing interest at September 30, 2026, compared to $0.03 million at December 31, 2025. Other real estate and repossessed assets were $0.1 million at both September 30, 2026 and December 31, 2025.

Provision and Allowance for Credit Losses on Loans and Liability for Unfunded Commitments
Allowance for Credit Losses
The following table is a summary of the allocation of the allowance for credit losses at the end of the periods shown below:

	September 30, 2026		December 31, 2025
(dollars in thousands)	Amount	% of loans to total loans	Amount	% of loans to total loans
Commercial, financial, and agricultural	$4,129	12.1%	$3,655	15.3%
Real estate construction − residential	1,770	3.8	975	2.7
Real estate construction − commercial	3,005	6.2	1,719	5.6
Real estate mortgage − residential	6,175	31.7	4,823	24.9
Real estate mortgage − commercial	9,281	45.1	9,839	50.8
Installment and other consumer	189	1.1	100	0.7
Unallocated	(106)	—	—	—
Total	$24,443	100.0%	$21,111	100.0%
The allowance for credit losses was $24.4 million, or 1.45% of loans outstanding, at September 30, 2026, compared to $21.1 million, or 1.42% of loans outstanding, at December 31, 2025. The ratio of the allowance for credit losses to non-performing loans was 248.71% at September 30, 2026, compared to 307.52% at December 31, 2025. The increase is mainly attributed to the PSL and PCD allowance added due to the FSC acquisition.
Provision for (Release of) Credit Losses

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)	2026	2025	2026	2025
Provision for (release of) credit losses on loans	$300	$375	$115	$(66)
Provision for credit losses for off-balance sheet commitments	—	—	496	50
Total provision for (release of) credit losses	$300	$375	$611	$(16)
The Company recognized provision for credit losses of $0.3 million and $0.6 million for the three and nine months ended September 30, 2026, respectively, compared to provision for credit losses of $0.4 million and release of provision for credit losses of $0.02 million for the three and nine months ended September 30, 2025, respectively.

The following table summarizes the credit loss experience for the periods indicated:

	Three Months Ended September 30,
	2026			2025
(dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)
Commercial, financial, and agricultural	$20	$188,976	0.04%	$25	$214,213	0.05%
Real estate construction − residential	—	41,240	—	—	31,032	—
Real estate construction − commercial	27	97,282	0.11	—	64,791	—
Real estate mortgage − residential	(71)	417,688	(0.07)	13	378,863	0.01
Real estate mortgage − commercial	(3)	742,690	—	(4)	778,290	—
Installment and other consumer	(40)	11,206	(1.42)	(75)	10,950	(2.72)
Total	$(67)	$1,499,082	(0.02)%	$(41)	$1,478,139	(0.01)%

	Nine Months Ended September 30,
	2026			2025
(dollars in thousands)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)	Net (Charge-offs) Recoveries	Average Loans	Net (Charge-offs) Recoveries / Average Loans (1)
Commercial, financial, and agricultural	$(123)	$202,265	(0.08)%	$(93)	$207,419	(0.06)%
Real estate construction − residential	—	40,859	—	—	29,895	—
Real estate construction − commercial	49	89,296	0.07	—	70,411	—
Real estate mortgage − residential	(61)	383,405	(0.02)	(18)	373,518	(0.01)
Real estate mortgage − commercial	(27)	741,737	—	(18)	772,091	—
Installment and other consumer	(101)	9,916	(1.36)	203	12,060	2.25
Total	$(263)	$1,467,478	(0.02)%	$74	$1,465,394	0.01%
(1)Annualized ratio of net (charge-offs) recoveries to average loans by loan type.

Net Loan Charge-Offs/Recoveries
The Company’s net charge-offs were $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively, compared to $0.04 million and $0.07 million of net charge-offs for the three and nine months ended September 30, 2025, respectively.
Loans Held for Sale
The Company designates certain long-term fixed rate personal real estate loans as held for sale. Loans held for sale are being carried at the lower of cost or estimated fair value. The loans are primarily sold to Freddie Mac, Fannie Mae, PennyMac and various other secondary market investors. There were $0.2 million of loans held for sale at September 30, 2026, compared to $0.6 million of loans held for sale at December 31, 2025.
The Company generally does not retain long-term fixed rate residential mortgage loans in its portfolio. Fixed rate loans conforming to standards required by the secondary market are offered to qualified borrowers but are not funded until the Company has a non-recourse purchase commitment from the secondary market at a predetermined price. During the nine months ended September 30, 2026, the Company sold approximately $20.8 million of loans to investors compared to $5.1 million during the nine months ended September 30, 2025.

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
The Company has a number of sources of funds to meet liquidity needs on a daily basis. The Company’s most liquid assets are comprised of available-for-sale investment securities, not including other debt securities, federal funds sold, and excess reserves held at the Federal Reserve. The following table shows the Company’s sources of funds as of September 30, 2026 and December 31, 2025.

(dollars in thousands)	September 30, 2026	December 31, 2025
Other interest bearing deposits	$16,294	$87,680
Certificates of deposit in other banks	1,000	1,000
Available-for-sale investment securities	271,093	209,939
Total	$288,387	$298,619
Federal funds sold and resale agreements normally have overnight maturities and are used for general daily liquidity purposes. The fair value of the available-for-sale investment portfolio was $271.1 million at September 30, 2026 and included an unrealized net loss of $39.4 million. The portfolio includes projected maturities and mortgage-backed securities pay-downs of approximately $2.5 million over the next twelve months, which offer resources to meet either new loan demand or reductions in the Company’s borrowings.
The Company pledges portions of its investment securities portfolio to secure public fund deposits, federal funds purchase lines, securities sold under agreements to repurchase, borrowing capacity at the Federal Reserve Bank, and for other purposes as required or permitted by law. At September 30, 2026 and December 31, 2025, the Company’s unpledged securities in the available-for-sale portfolio totaled approximately $162.8 million and $108.4 million, respectively.
Total investment securities pledged for these purposes were as follows as of September 30, 2026 and December 31, 2025:

(dollars in thousands)	September 30, 2026	December 31, 2025
Federal Reserve Bank borrowings	$7,547	$8,288
Other deposits	100,732	93,177
Total pledged, at fair value	$108,279	$101,465
Liquidity is available from the Company’s base of core customer deposits, defined as demand, interest checking, savings, money market deposit accounts, and time deposits less than $250,000, less all brokered deposits under $250,000. At September 30, 2026, such deposits totaled $1.67 billion and represented 93.4% of the Company’s total deposits. These core deposits are normally less volatile and are often tied to other products of the Company through long lasting relationships.

Core deposits at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Non-interest bearing demand	$476,837	$423,568
Interest checking	400,727	372,595
Savings and money market	524,775	453,972
Other time deposits	271,242	213,008
Total	$1,673,581	$1,463,143
Estimated uninsured deposits totaled $341.9 million, including $112.4 million of certificates of deposit, at September 30, 2026, compared to $384.6 million, including $90.5 million of certificates of deposit, at December 31, 2025. The Company's brokered deposits were $5.0 million at September 30, 2026 and $0.5 million at December 31, 2025.
Other components of liquidity are the level of borrowings from third-party sources and the availability of future credit. The Company’s outside borrowings are comprised of federal funds purchased, advances from the FHLB and subordinated notes. Federal funds purchased are overnight borrowings obtained mainly from upstream correspondent banks with which the Company maintains approved credit lines. As of September 30, 2026, under agreements with these unaffiliated banks, the Bank may borrow up to $35.0 million in federal funds on an unsecured basis and $7.0 million on a secured basis. There were no federal funds purchased outstanding at September 30, 2026. The Company may periodically borrow additional short-term funds from the Federal Reserve Bank through the discount window, although no such borrowings were outstanding at September 30, 2026.
The Bank is a member of the FHLB and has access to credit products of the FHLB. As of September 30, 2026, the Bank had $74.3 million in outstanding borrowings with the FHLB. In addition, the Company has $54.7 million in outstanding subordinated notes issued to wholly-owned grantor trusts, funded by preferred securities issued by the trusts.
Borrowings outstanding at September 30, 2026 and December 31, 2025 were as follows:

(dollars in thousands)	September 30, 2026	December 31, 2025
Federal Home Loan Bank advances	$74,272	$102,000
Other borrowings	71	86
Subordinated notes	54,682	49,486
Total	$129,025	$151,572
The Company pledges certain assets, including loans and investment securities, to the Federal Reserve Bank, FHLB, and other correspondent banks as security to establish lines of credit and to borrow from these entities. Based on the type and value of collateral pledged, the FHLB establishes a collateral value from which the Company may draw advances against this collateral. This collateral is also used to enable the FHLB to issue letters of credit in favor of public fund depositors of the Company. The Federal Reserve Bank also establishes a collateral value of assets pledged to support borrowings from the discount window.
The following table reflects collateral value of assets pledged, borrowings, and letters of credit outstanding, in addition to the estimated future funding capacity available to the Company as of September 30, 2026 and December 31, 2025:

	September 30, 2026				December 31, 2025
(dollars in thousands)	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total	FHLB	Federal Reserve Bank	Federal Funds Purchased Lines	Total
Advance equivalent	$402,512	$6,997	$35,000	$444,509	$437,998	$7,796	$35,000	$480,794
Letters of credit	(68,375)	—	—	(68,375)	(81,625)	—	—	(81,625)
Advances outstanding	(74,272)	—	—	(74,272)	(102,000)	—	—	(102,000)
Total available	$259,865	$6,997	$35,000	$301,862	$254,373	$7,796	$35,000	$297,169

At September 30, 2026, loans of $662.7 million were pledged to the FHLB as collateral for borrowings and letters of credit. At September 30, 2026, investments with a market value of $7.5 million were pledged to secure federal funds purchase lines and borrowing capacity at the Federal Reserve Bank.
Based upon the above, management believes the Company has more than adequate liquidity, both on balance sheet and through additional funding capacity with the FHLB, the Federal Reserve Bank and Federal funds purchased lines, to meet future anticipated liquidity needs in both the short- and long-term.
Sources and Uses of Funds
Cash and cash equivalents were $33.8 million at September 30, 2026, compared to $104.3 million at December 31, 2025 and $99.9 million at September 30, 2025. The $70.6 million decrease since December 31, 2025 resulted from changes in the various cash flows produced by operating, investing, and financing activities of the Company, as shown in the accompanying consolidated statements of cash flows for the nine months ended September 30, 2026. Cash flow provided by operating activities consists mainly of net income adjusted for certain non-cash items. Operating activities provided total cash of $16.3 million for the nine months ended September 30, 2026.
Investing activities, consisting mainly of purchases, sales and maturities of available-for-sale securities, and changes in the level of the loan portfolio, provided total cash of $53.2 million during the nine months ended September 30, 2026. The cash inflow primarily consisted of $18.3 million of proceeds from maturities and calls of available-for-sale securities and a $88.2 million net decrease in loans held for investment, partially offset by $45.3 million in purchases of securities.
Financing activities used total cash of $140.1 million during the nine months ended September 30, 2026, resulting primarily from a $76.7 million decrease in interest bearing transaction accounts, a $3.9 million decrease in time deposits, a $7.9 million decrease in demand deposits, and a $48.7 million net decrease in FHLB advances, partially offset by a $1.9 million increase from financing obligations.
In the normal course of business, the Company enters into certain forms of off-balance sheet transactions, including unfunded loan commitments and letters of credit. These transactions are managed through the Company’s various risk management processes. Management considers both on-balance sheet and off-balance sheet transactions in its evaluation of the Company’s liquidity. The Company had $559.3 million in unused loan commitments and standby letters of credit as of September 30, 2026. Although the Company’s current liquidity resources are adequate to fund this commitment level, the nature of these commitments is such that the likelihood of such a funding demand is very low.
The Company is a legal entity, separate and distinct from the Bank, which must provide its own liquidity to meet its operating needs. The Company’s ongoing liquidity needs primarily include funding its operating expenses, paying cash dividends to its shareholders and, to a lesser extent, repurchasing its shares of common stock. The Company paid cash dividends to its shareholders totaling approximately $4.3 million and $4.0 million during the nine months ended September 30, 2026 and 2025, respectively. A large portion of the Company’s liquidity is obtained from the Bank in the form of dividends. The Bank declared $18.0 million and $16.0 million in dividends to the Company during the nine months ended September 30, 2026 and 2025, respectively. At September 30, 2026 and December 31, 2025, the Company had cash and cash equivalents totaling $18.7 million and $25.5 million, respectively. Subject to declaration by the Company's Board of Directors, the Company expects to continue paying quarterly cash dividends as a part of its current capital allocation strategy. Future dividends will be subject to the determination, declaration and discretion of the Company's Board of Directors and compliance with applicable regulatory capital requirements.
On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased, as well as the timing of any such repurchases. The timing and total amount of stock repurchases will depend on market and other conditions and may be made from time to time in open market purchases or privately negotiated transactions. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. The Company repurchased 12,000 common shares under its repurchase programs during the first nine months of 2026 at an average cost of $32.68 per share totaling $0.4 million. On July 29, 2026, the Company’s Board of Directors amended the repurchase program to increase the authorized repurchase limit to $10.0 million. As of September 30, 2026, $10.0 million remained available for share repurchases pursuant to the Company's current repurchase program.

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
On September 3, 2026, the Company completed its acquisition of the FSC entities whereby FSC Bancshares, Inc. was merged with and into the Company and Farmers State Bank was merged with and into the Bank. Pursuant to the merger agreement executed on April 29, 2026, the Company paid approximately $17.0 million of cash consideration and issued 413,042 shares of the Company’s common stock. The Company and the Bank assumed all of the assets and liabilities of the FSC entities with which they merged by operation of law. The acquisition added nine full-service branch locations located in northern Missouri. Refer to Note 17, “Acquisition”, in the Company’s consolidated financial statements for further details regarding this transaction.
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
Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of CET1, Tier 1 and total capital to risk-weighted assets, and of Tier 1 capital to average assets, each as defined in the regulations. Management believes, as of September 30, 2026, that the Company and the Bank meet all capital adequacy requirements to which they are subject.
Financial institutions are categorized as well capitalized or adequately capitalized, based on minimum total risk-based, Tier 1 risk-based, CET1 and Tier 1 leverage ratios. As shown in the table below, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized as of both September 30, 2026 and December 31, 2025. Based upon the information in its most recently filed call report, the Bank met the capital ratios necessary to be well-capitalized. The regulatory authorities can apply changes in classification of assets, and such changes may retroactively subject the Company to changes in capital ratios. Any such change could reduce one or more capital ratios below well-capitalized status. In addition, a change may result in imposition of additional assessments by the FDIC or could result in regulatory actions that could have a material effect on our condition and results of operations. In addition, bank holding companies generally are required to maintain a Tier 1 leverage ratio of at least 4%.
Because the Company had less than $15.0 billion in total consolidated assets as of December 31, 2009, the Company is allowed to continue including its trust preferred securities, all of which were issued prior to May 19, 2010, as Tier 1 capital.

Under the Basel III Capital Rules, at both September 30, 2026 and December 31, 2025, the Company met all capital adequacy requirements and had regulatory capital ratios in excess of the levels established for well-capitalized institutions, as shown in the following table as of the dates indicated:

	Actual		Minimum Capital Required - Basel III Fully Phased-In		Required to be Considered Well- Capitalized
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2026
Total Capital (to risk-weighted assets):
Company	$262,103	14.29%	$192,590	10.50%	$—	N/A
Bank	243,916	13.40	191,173	10.50	182,069	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$239,137	13.04%	$155,907	8.50%	$—	N/A
Bank	221,116	12.14	154,759	8.50	145,655	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$186,097	10.15%	$128,394	7.00%	$—	N/A
Bank	221,116	12.14	127,449	7.00	118,345	6.50%
Tier 1 leverage ratio (to adjusted average assets):
Company	$239,137	12.59%	$75,953	4.00%	$—	N/A
Bank	221,116	11.73	75,953	4.00	94,941	5.00%

December 31, 2025
Total Capital (to risk-weighted assets):
Company	$247,190	15.49%	$167,563	10.50%	$—	N/A
Bank	222,887	14.08	166,169	10.50	158,256	10.00%
Tier 1 Capital (to risk-weighted assets):
Company	$227,237	14.24%	$135,646	8.50%	$—	N/A
Bank	203,097	12.83	134,518	8.50	126,605	8.00%
Common Equity Tier 1 Capital (to risk-weighted assets):
Company	$179,237	11.23%	$111,709	7.00%	$—	N/A
Bank	203,097	12.83	110,779	7.00	102,866	6.50%
Tier 1 leverage ratio:
Company	$227,237	12.12%	$74,994	4.00%	$—	N/A
Bank	203,097	10.90	74,546	4.00	93,183	5.00%

Non-GAAP Financial Measures

We identify certain financial measures discussed in this Quarterly Report as being “non-GAAP financial measures” including “tangible common stockholders’ equity”, “tangible book value per share”, “adjusted efficiency ratio”, “adjusted net income”, “adjusted basic earnings per share”, “adjusted diluted earnings per share”, “adjusted return on average assets”, “adjusted return on average stockholders’ equity”, “return on average tangible stockholders’ equity”, and “adjusted return on average tangible stockholders’ equity”. We consider the use of select non-GAAP financial measures and ratios to be useful for financial and operational decision making and useful in evaluating period-to-period comparisons. We believe that these non-GAAP financial measures provide meaningful supplemental information to investors regarding our performance by excluding certain expenditures or gains that we believe are not indicative of our primary business results. Prior periods have been adjusted where applicable to reflect consistent application.

The non-GAAP financial measures that we discuss in this Quarterly Report should not be considered in isolation or as a substitute for the most direct comparable financial measures calculated in accordance with GAAP. The non-GAAP financial measures used by our peers or other companies may differ from the non-GAAP financial measures that we are presenting. Management believes that these measures are important to many investors interested in changes from period to period in these areas.

A reconciliation of non-GAAP financial measures to comparable GAAP financial measures follows:

	Quarter Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2026	2026	2025	2026	2025
Adjusted net income:
Net income	$7,062	$7,326	$6,132	$20,131	$17,616
Add: Acquisition Costs	1,955	557	—	2,634	—
Less: Tax effect(1)	(411)	(117)	—	(553)	—
Adjusted net income	$8,606	$7,766	$6,132	$22,212	$17,616
Weighted average common shares outstanding	6,999,449	6,895,811	6,908,248	6,931,289	6,942,043
Diluted weighted average common shares outstanding	7,017,346	6,906,497	6,922,020	6,946,821	6,955,109
Earnings per common share	$1.01	$1.06	$0.89	$2.90	$2.54
Adjusted earnings per common share	$1.23	$1.13	$0.89	$3.20	$2.54
Diluted earnings per common share	$1.01	$1.06	$0.88	$2.90	$2.53
Adjusted diluted earnings per common share	$1.23	$1.12	$0.88	$3.20	$2.53

	Quarter Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2026	2026	2025	2026	2025
Adjusted return on average assets:
Net income	$7,062	$7,326	$6,132	$20,131	$17,616
Adjusted net income	8,606	7,766	6,132	22,212	17,616
Average assets	$1,895,259	$1,803,267	$1,828,679	$1,847,395	$1,815,457
Return on average assets	1.48%	1.63%	1.33%	1.46%	1.30%
Adjusted return on average assets	1.80%	1.73%	1.33%	1.61%	1.30%

	Quarter Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2026	2026	2025	2026	2025
Adjusted return on average common equity:
Net income attributable to common shareholders	$7,062	$7,326	$6,132	$20,131	$17,616
Adjusted net income attributable to common shareholders	8,606	7,766	6,132	22,212	17,616
Average common equity	187,933	179,233	159,900	181,838	155,690
Less: goodwill and other intangible assets	(25,999)	—	—	(25,999)	—
Average tangible common equity	$161,934	$179,233	$159,900	$155,839	$155,690
Return on average common equity	14.91%	16.39%	15.21%	14.80%	15.13%
Adjusted return on average common equity	18.17%	17.38%	15.21%	16.33%	15.13%
Return on average tangible common equity	17.30%	16.39%	15.21%	17.27%	15.13%
Adjusted return on average tangible common equity	21.09%	17.38%	15.21%	19.06%	15.13%

	Quarter Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2026	2026	2025	2026	2025
Adjusted Efficiency Ratio
Non-interest expense	$14,945	$13,747	$12,821	$41,693	$37,589
Less: acquisition costs	(1,955)	(557)	—	(2,634)	—
Less core deposit intangible amortization	(196)	—	—	(196)	—
Adjusted non-interest expense	$12,794	$13,190	$12,821	$38,863	$37,589

Net interest income	19,290	17,258	16,865	53,650	48,301
Non-interest income	3,704	5,377	3,716	12,180	10,724
Total income	$22,994	$22,635	$20,581	$65,830	$59,025
Efficiency Ratio	65.00%	60.73%	62.30%	63.33%	63.68%
Adjusted Efficiency Ratio	55.64%	58.27%	62.30%	59.04%	63.68%

	Quarter Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
	2026	2026	2025	2026	2025
Tangible common stockholders' equity:
Total stockholders' equity	$191,040	$182,794	$164,938	$191,040	$164,938
Less: goodwill and other intangible assets	(25,999)	—	—	(25,999)	—
Tangible common stockholders' equity	$165,041	$182,794	$164,938	$165,041	$164,938
Weighted average common shares outstanding	6,999,449	6,895,811	6,908,248	6,931,289	6,942,043
Diluted weighted average common shares outstanding	7,017,346	6,906,497	6,922,020	6,946,821	6,955,109
Book value per common share	$27.29	$26.51	$23.88	$27.56	$23.76
Tangible book value per common share	$23.58	$26.51	$23.88	$23.81	$23.76
Book value per diluted common share	$27.22	$26.47	$23.83	$27.50	$23.71
Tangible book value per diluted common share	$23.52	$26.47	$23.83	$23.76	$23.71

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

The table below illustrates the impact of an immediate and sustained 200 and 100 basis point (“bps”) increase and a 200 and 100 bps decrease in interest rates on net interest income for the next 12 months based on the interest rate risk model at September 30, 2026 and December 31, 2025.

	% Change in projected net interest income
Hypothetical shift in interest rates	September 30,	December 31,
(bps)	2026	2025
200	0.31%	(0.43)%
100	0.21	(0.09)
(100)	(0.77)	(0.49)
(200)	(2.48)	(1.58)
The change in the interest rate risk exposure from December 31, 2025 to September 30, 2026 is primarily due to moderately higher rates on interest bearing assets projected to reprice in the next 12 months and projected repricing speeds on interest bearing assets and liabilities. In an immediate and sustained shock, interest bearing assets and liabilities are projected to reprice at relatively the same pace. In up rate scenarios, interest bearing assets are projected to reprice moderately faster than interest bearing liabilities providing slightly more interest income in a rising rate market. Management believes the change in projected net interest income from interest rate shifts of up 200 bps and down 200 bps is an acceptable level of interest rate risk.

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
Inflation does have an impact on the growth of total assets in the banking industry, often resulting in a need to increase capital at higher than normal rates to maintain an appropriate capital to asset ratio. In the opinion of management, inflation did not have a significant effect on the Company’s operations for the three months ended September 30, 2026.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our Company’s management has evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures as of September 30, 2026. The term “disclosure controls and procedures,” as defined in Rules 13a - 15(e) and 15d - 15(e) of the Securities Exchange Act of 1934, means controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in the reports we file and submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported as and when required. Based upon and as of the date of that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As previously reported, during the preparation of our financial statements for the periods ended March 31, 2026 and June 30, 2026, management identified a material weakness in the Company’s internal control over financial reporting related to the evaluation and application of U.S. GAAP to certain non-routine transactions. This material weakness was evidenced by errors identified in the accounting for a sale-leaseback transaction under ASC 842-40 during the quarter ended March 31, 2026, in the accounting for a low-income housing tax credit investment under ASC 323-740 during the quarter ended June 30, 2026, and in the accounting for purchased tax credits under ASC 740 during the quarter ended September 30, 2026. As of September 30, 2026, the material weakness had not been remediated. Management is in the process of developing remediation measures to address this material weakness, including enhancing its accounting review procedures for non-routine transactions, strengthening controls over the evaluation of technical accounting matters, engaging additional external resources with specialized accounting expertise when appropriate, and formalizing procedures for evaluating and documenting the accounting conclusions for non-routine transactions. Management may determine to take additional measures to address the material weakness or modify the remediation efforts described above. The material weakness will be considered remediated after applicable controls operate for a sufficient period of time, and management has concluded that the controls are effective.

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
Changes in Internal Control Over Financial Reporting

Except as disclosed above, there have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
The information required by this Item is set forth under the caption “Pending Litigation” in Note 14 - Commitments and Contingencies, in the Company’s consolidated financial statements (unaudited).
Item 1A. Risk Factors
There have been no material changes in the risk factors previously disclosed under Part I, Item 1A of the 2025 Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company's Purchases of Equity Securities
The following table summarizes the purchases made by or on behalf of the Company or certain affiliated purchasers of shares of the Company's common stock during the quarter ended September 30, 2026:

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (1)
July 2026	—	$—	—	$10,000,000
August 2026	—	—	—	10,000,000
September 2026	—	—	—	10,000,000
Total	—	$—	—	$10,000,000

    (1) On June 5, 2025, the Company announced that its Board of Directors approved a new common stock repurchase program under which the Company may repurchase up to $10.0 million of its common stock, which replaced the Company’s prior common stock repurchase program. Pursuant to the repurchase program, management is given discretion to determine the number and pricing of the shares to be repurchased by the Company from time to time, as well as the timing of any such repurchases. The program has no termination date, may be suspended or discontinued at any time and does not obligate the Company to acquire any amount of common stock. On July 29, 2026, the Company’s Board of Directors amended the repurchase program to increase the authorized repurchase limit back to $10.0 million. The Company did not repurchase any common shares under its repurchase program during the third quarter of 2026. As of September 30, 2026, $10.0 million remained available for share repurchases pursuant to the Company's current repurchase program.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
During the three months ended September 30, 2026, no director or officer of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K. There were no reportable events during the quarter ended September 30, 2026 otherwise reportable under this Item 5.
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

31.1
Certification of the Chief Executive Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of the Chief Financial Officer of the Company pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HAWTHORN BANCSHARES, INC.

Date

/s/ Brent M. Giles

November 9, 2026	Brent M. Giles, Chief Executive Officer (Principal Executive Officer)

/s/ Chris E. Hafner

November 9, 2026	Chris E. Hafner, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)